Form 10-Q
period 1996-03-31
STORAGE TRUST REALTY
filed 1996-05-10
CIK 928735

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number:
                                   1-13462

                             STORAGE TRUST REALTY
            (Exact name of Registrant as specified in its Charter)


           MARYLAND                               43-1689825
    (State or other jurisdiction        (I.R.S. employer identification no.)
     of incorporation or organization)


      2407 RANGE LINE, COLUMBIA, MO                 65202
   (Address of principal executive offices)       (Zip Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

8,734,332 common shares of Beneficial Interest, $.01 par value as of April 30, 1996.

                                                                                                 1996
                                                                                          (Unaudited)                 1995


                       ASSETS
                       Investment in storage facilities, net                          $       193,585    $         190,019
                       Cash and cash equivalents                                                3,232                2,356
                       Accounts receivable, deferred costs and other
                       assets                                                                   5,346                1,920
                       Investments in joint ventures                                              395                  360

                            Total assets                                              $       202,558    $         194,655

                       LIABILITIES AND EQUITY
                       Liabilities:

                       Mortgages and notes payable                                    $        48,653    $          39,285
                       Accounts payable and accrued expenses                                    4,231                4,913
                       Dividends payable                                                        3,581                3,581
                            Total liabilities                                                  56,465               47,779
                       Minority interest                                                        7,806                7,839


                       Shareholder's equity:
                       Common shares, $.01 par value, 150,000,000 shares
                            authorized, 8,743,332 shares issued and

                            outstanding                                                            87                   87
                       Additional paid-in capital                                             140,952              141,004
                       Distributions in excess of net income                                  (2,752)              (2,052)
                            Total shareholder's equity                                        138,287              139,039
                                                                                              =======              =======
                            Total liabilities and shareholder's equity                $       202,558         $    194,655




              The accompanying notes are an integral part of these statements.

                                                                                                 1996                 1995

                        Revenues:

                            Rental income                                             $         7,762    $           4,428
                            Management income                                                      61                   36
                            Equity in earnings of joint ventures                                   35                   22
                            Other income                                                          135                   42

                                 Total revenues                                                 7,993                4,528

                        Expenses:
                            Property operations                                                 1,769                  931
                            Real estate taxes                                                     716                  342
                            General and administrative                                            482                  278
                            Interest                                                              751                  215
                            Depreciation and amortization                                       1,231                  635
                                 Total expenses                                                 4,949                2,401


                       Net income before minority interest                                      3,044                2,127
                       Minority interest                                                        (163)                (104)
                       Net income                                                     $         2,881    $           2,023


                       Net income per share                                           $          0.33    $            0.35







             The accompanying notes are an integral part of these statements.

                                                                                            1996                1995
                       Cash flows from operating activities:
                            Net income                                                $         2,881    $           2,023
                            Adjustments to reconcile net income to

                            net cash provided by operating activities:
                                 Depreciation and amortization                                  1,231                  635
                                 Equity in earnings of joint ventures                            (35)                 (22)
                                 Minority interest                                                163                  104
                                 Changes in assets and liabilities:

                                      Accounts receivable, deferred costs and other
                                      assets                                                    (118)                 (48)
                                      Accounts payable and accrued expenses                     (682)              (1,149)
                                           Net cash provided by operating activities            3,440                1,543


                       Cash flows from investing activities:
                            Additions to storage facilities                                   (4,725)             (14,395)
                            Earnest money deposits for acquisitions                           (3,360)                    -
                                           Net cash used in investing activities              (8,085)             (14,395)


                       Cash flows from financing activities:
                            Proceeds from the issuance of mortgages and notes payable          11,235               11,901
                            Principal payments on mortgages and notes payable                 (1,867)                 (17)
                            Loan acquisition fees                                                (20)                (218)

                            Distributions from joint ventures                                       -                    3
                            Minority interest distributions                                     (194)                    -
                            Offering Costs                                                       (52)                    -
                            Dividends paid                                                    (3,581)              (1,137)
                                           Net cash provided by financing activities            5,521               10,532


                       Net change in cash and cash equivalents                                    876              (2,320)
                       Cash and cash equivalents at beginning of period                         2,356                3,720
                       Cash and cash equivalents at end of period                     $         3,232    $           1,400


                       Supplemental cash flow information:
                            Cash paid for interest                                    $           696                  215



         The accompanying notes are an integral part of these statements.

Storage Trust Realty
Notes to Consolidated and Combined Financial Statements
(amounts in thousands, except share information)

1.   Organization and Basis of Presentation

     Organization
     Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994, and commenced operations effective with the completion of its initial public offering (the "IPO") on November 16, 1994. The Company was formed to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, "BHC" or the "Predecessor Company") in owning, operating and managing self-storage facilities. As of March 31, 1996, the Company owned 123 self-storage facilities in 15 states, and was a partner in six joint ventures which owned seven self-storage facilities.

     Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of and thereby controls the operations of the Operating Partnership holding a 94.87% ownership interest therein as of March 31, 1996. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC (collectively "Original Investors") and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

     On November 16, 1994, the Company completed the IPO of 5,760,000 common shares of beneficial interest (the "Common Shares") at $17.50 per Common Share. Concurrent with the closing of the IPO, the Original Investors transferred their interests in the Predecessor Company, the management business of BHC and other assets to the Operating Partnership. Additionally, BHC purchased 50,000 Common Shares pursuant to a concurrent private placement.

     Net of underwriting discounts and offering costs, the Company received approximately $92 million in proceeds from the Offering and the concurrent private placement. The net proceeds were primarily used to repay indebtedness encumbering the facilities of BHC, to pay certain investors of the Predecessor Company for their equity interests in the properties, to acquire 48 facilities from third parties and to establish working capital and capital expenditure reserve accounts.

     On June 28, 1995, the Company completed a public offering of 2,500,000 Common Shares at $20.00 per Common Share. On July 6, 1995, the over allotment of the public offering of 375,000 Common Shares was exercised at $20.00 per Common Share. Net of underwriting discounts and offering costs, the Company received approximately $53.5 million in proceeds from this offering. The net proceeds have been used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.

     Basis of Presentation
     The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present results for the interim periods and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and Storage Realty Management Co
     ("Management Company").   All significant intercompany transactions have
     been eliminated in the consolidated and combined presentations.

     The equity method of accounting has been applied in the accompanying consolidated and combined financial statements with respect to the Company's interests in six joint ventures.

2.   Summary of Significant Accounting Policies

     Investment in Storage Facilities
     Investment in storage facilities is recorded at cost. Depreciation is computed using the straight line and accelerated methods over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Expenditures for significant renovations and improvements which improve and/or extend the useful lives of fixed assets are capitalized. Maintenance and repairs are expensed as incurred.

     Long-Lived Assets
     On January 1, 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current circumstances, there is no effect of adoption on the Company's financial position or results of operations.

     Cash and Cash Equivalents
     The Company considers all demand and money market accounts and repurchase agreements with a maturity of three months or less when purchased to be cash and cash equivalents.

     Deferred Costs
     Loan fees and expenses are capitalized at cost and are amortized on a straight-line basis over the life of the loan, which approximates the interest method. These costs are expensed upon termination or prepayment of a loan. In 1995, the Company replaced its original line of credit and accordingly expensed $518 of deferred costs which is included in amortization on the income statement.

     Revenue Recognition
     Rental income is recorded when due from tenants under operating leases.

     Income Taxes
     No provision has been made for Federal income taxes for the Company in the accompanying consolidated and combined financial statements because the Company has operated in a manner which it expects to enable it to qualify as a REIT. Under the applicable provisions of the Internal Revenue code, a REIT generally will not be subject to Federal income tax on the portion of its REIT taxable income it currently distributes to its shareholders so long as it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements.

     Share Based Compensation
     The Company grants share options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for share option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the share option grants.

     Net Income Per Common Share
     Net income per Common Share is computed based on net income and the weighted average number of Common Shares outstanding during the period (8,743,332 and 5,859,332 for the three months ended March 31, 1996 and 1995, respectively).

     Primary earnings per Common Share is based upon the weighted average number of Common Shares and the equivalent Common Shares outstanding during the period. The assumed exercise price of outstanding Common Share options using the treasury stock method is not materially dilutive and such amounts are not presented.

     Minority Interest
     The minority interest reflects the ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increases the Company's liability. Distributions to these partners reduce this liability. At March 31, 1996, minority interest ownership was 472,382 units or 5.13%.

     Investments in Joint Ventures
     Investments in joint ventures represent investments in seven self-storage facilities in which the Company does not have a controlling interest. The Company exercises significant influence over the operating and financial policies of the joint ventures.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Investment in Storage Facilities
     The following summarizes investment in storage facilities:

                                                                     March 31           December 31
                                                                         1996                  1995
                                                                     --------           -----------

     Land                                                          $   34,963             $  34,275
     Buildings                                                        155,178               151,966
     Furniture, fixtures and equipment                                  8,800                 7,975
                                                                      -------               -------
                                                                      198,941               194,216
     Accumulated depreciation                                         (5,356)               (4,197)
                                                                      -------               -------
    Investment in storage facilities, net                          $  193,585             $ 190,019
                                                                      =======               =======

4.   Investments in Joint Ventures

     Investments in joint ventures represent the Operating Partnership's minority interests in seven self-storage facilities as follows:

                                                                 Year Acquired
                                                                        by the                        Operating
                                                                   Predecessor                    Partnership's
     Location                                                          Company                        Ownership
     --------                                                          -------                        ---------
     Clearwater, FL                                                       1992                              25%
     Florissant, MO                                                       1993                              25%
     Columbia, SC                                                         1993                              25%
     Mundelein, IL                                                        1993                              15%
     New Orleans, LA                                                      1993                              15%
     Ferguson, MO                                                         1994                              25%
     St. Louis, MO                                                        1994                              50%

5.   Mortgages and Notes Payable

     Mortgages and notes payable consist of the following:

                                                                     March 31,                     December 31,
                                                                          1996                             1995
                                                                          ----                             ----

     Revolving, unsecured line of credit with an aggregate
     borrowing limit of $100 million bearing interest at
     LIBOR plus 175 basis points per annum (7.1875% and
     7.575%), interest only payable monthly until expiration
     on January 24, 1998, with a one-year extension at the
     Company's option, annual fee on unused portion of
     25 basis points.                                                 $ 44,330                       $   33,095

     Mortgage loan secured by 1 self-storage facility,
     bearing  interest at 7.5%, principal and interest of
     $16 payable  monthly, and maturing on April 3, 1999.                1,639                            1,656

     Mortgage loan secured by 1 self-storage facility,
     bearing interest at 7.5%, maturing January 10, 1996.                    -                              850

     Mortgage loan secured by 1 self-storage facility,
     bearing interest at 8%, maturing on January 16, 1996.                   -                            1,000

     Mortgage loan secured by 1 self-storage facility,
     bearing interest at 7.75%, maturing on April 1, 1996.               2,684                            2,684
                                                                        ======                           ======
                                                                     $  48,653                         $ 39,285


     The scheduled maturities of mortgages and notes payable subsequent to March 31, 1996 are as follows:

                        1996                        $      2,749
                        1997                                  89
                        1998                              44,430
                        1999                               1,385
                                                    $     48,653
                                                          ======

6.   Share Option Plan

     A share option plan, adopted by the Company in November 1994 and amended in May 1996, provides that an aggregate of 730,000 of the Company's authorized Common Shares are reserved for issuance. The options vest over 5 years for officers and employees and are exercisable at a price not less than the fair market value on the date of grant. The options expire 10 years from the date of grant. The Company has granted options for 420,600 Common Shares or Units to key officers, employees and trustees of the Company or the Operating Partnership. The Company's independent trustees were each granted options for 3,000 Common
     Shares upon becoming Trustees, which vest in 1 year, and 3,000 Common Shares subsequent to the close of the Company's annual shareholders meetings, exercisable at the then current market prices.

7.   Retirement Savings Plan

     The Company adopted a retirement savings plan (the "Plan") for its full-time employees. The Plan is a qualified plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participants in the Plan may elect to contribute a portion of their earnings to the Plan and the Company is obligated to make a matching contribution for the employee equal to 50% of the participant's contribution to the Plan, up to 2% of the participant's compensation.

8.   Subsequent Events

     On April 1, 1996, the Company repaid a mortgage loan of $2,684.

     On May 9, 1996, the Company declared a $.41 dividend on each Common Share for the second quarter ended June 30, 1996. The dividend is payable July 15, 1996 to shareholders of record June 14, 1996.

Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Storage Trust Realty (the "Company") commenced operations with the completion of its initial public offering (the "IPO") on November 16, 1994. The Company was formed to continue the self storage business of Burnam Holding Companies Co. and certain of its affiliates (collectively, "BHC" or the "Predecessor Company"). On November 16, 1994 the Company completed the IPO of 5,760,000 common shares of beneficial interest (the "Common Shares") at $17.50 per Common Share. Concurrent with the closing of the IPO, the original investors in the Predecessor Company transferred their interests therein, the management business of BHC and other assets, to Storage Trust Properties, L.P. (the "Operating Partnership") as set forth in the Registration Statement relating to the IPO. Additionally, the Predecessor Company purchased 50,000 Common Shares pursuant to a concurrent private placement.

Net of underwriting discounts and offering costs, the Company received approximately $92 million in proceeds from the IPO and the concurrent private placement. The net proceeds were used primarily to repay indebtedness encumbering the facilities of BHC, to pay investors for their equity interests in the properties, to acquire 48 facilities from third parties and to establish working capital and capital expenditure reserve accounts.

On June 28, 1995, the Company completed a public offering of 2,500,000 Common Shares at $20.00 per Common Share. Net of underwriting discounts and offering costs, the Company received approximately $46.4 million in proceeds from this offering. On July 6, 1995 the underwriters exercised their over allotment option to acquire 375,000 Common Shares. Net of underwriting discounts, the Company received approximately $7.1 million from the sale of such shares. The net proceeds have been used to repay indebtedness under the Company's line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.

Substantially all of the Company's assets and interests in self storage facilities are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of, and thereby controls the operations of the Operating Partnership, holding a 94.87% ownership interest therein as of March 31, 1996. Accordingly, the Operating Partnership has been consolidated with the Company for reporting purposes. Additionally, subsequent to the IPO the consolidated financial statements include the accounts of Storage Realty Management Co. (the "Management Company").

The Company derives its revenue principally from the Operating Partnership, which is generated by (i) the Operating Partnership's rental of self-storage units at the Company's facilities, (ii) the Operating Partnership's provision of incidental services to customers and receipt of fees from the management of self-storage facilities in which the Company owns joint venture interests,
(iii) revenues (for financial reporting purposes) of the Management Company, and (iv) earnings from joint ventures.

The following discussion is based on the consolidated and combined financial statements of Storage Trust Realty.

Three months ended March 31, 1996
compared to three months ended March 31, 1995

Rental income increased $3,334,000 in the first three months of 1996 compared to the first three months of 1995 as a result of the addition of 38 facilities between April 1, 1995 and December 31, 1995 and two facilities in the first three months of 1996 ($2,729,154) and an increase in rental rates and occupancy associated with the facilities owned during both periods
($604,846). Average annualized rent per square foot increased 5.35% to $6.69 in 1996 from $6.35 in 1995 while average occupancy increased to 82% as of March 31, 1996 from 81% as of March 31, 1995.

Property operating expenses increased $838,000 (90%) reflecting the operating expenses relating to the facilities acquired in 1995 and 1996.

Real estate taxes increased $374,000 (109%) primarily due to the taxes on these facilities acquired.

General and administrative expenses increased $204,000 (73%) due to the acquisition of new facilities. The addition of personnel at the Company's headquarters to handle this growth, as well as increased state and local taxes and licenses accounted for the majority of this increase.

Interest expense increased $536,000 (249%) due to the increase in mortgages and borrowings under the Company's line of credit.

Depreciation and amortization increased $596,000 (94%) due to the increased investment in storage facilities.

Net income increased $858,000 (42%) as a result of the factors noted above.

Liquidity and Capital Resources

The Company believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO had previously been defined by the National Association of Real Estate Investment Trusts as income (loss) before minority interest of the holders of Units in the Operating Partnership (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains or losses from debt restructuring and sales of property plus certain noncash items, primarily depreciation and amortization, and after appropriate adjustments for unconsolidated partnerships and joint ventures. This definition has been modified to exclude the add-back of deferred financing costs to arrive at FFO, and the Company has adopted this new definition. FFO is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. FFO for the three months ended March 31, 1996 was approximately $4.2 million as compared to $2.7 million for the first three months of 1995, due primarily to the acquisition of facilities.

The Company had outstanding borrowings equal to approximately $48.6 million as of March 31, 1996. This indebtedness consists of (i) $1.6 million of mortgage indebtedness relating to the facility located at Hilton Head, South Carolina which bears interest at the fixed rate of 7.5% and matures on April 3, 1999, (ii) $2.7 million of indebtedness relating to a facility located at Houston, Texas which bears interest at 7.75% and matured on April 1, 1996, and (iii) $44.3 million under the Company's line of credit. The Company's credit line of $100 million may be used to fund the acquisition, development or conversion of additional facilities. The credit line expires in January 1998 with a one-year extension at the Company's option, and bears interest at a floating rate of LIBOR plus 175 basis points. Additionally, the Company has obtained a commitment, subject to certain conditions, from The First National Bank of Boston for $17 million of additional borrowing capacity which may be used to acquire the Balcor/Colonial Facilities (as defined below).

The Company also assumed obligations relating to $8.7 million of indebtedness incurred in connection with the seven facilities in which the Company has a joint venture interest which has been guaranteed by the Company. The joint venture indebtedness, which is secured by first mortgage liens on the seven joint venture facilities, is a joint and several liability of each of the joint venture participants, bearing interest at variable and fixed rates (ranging from 8.25% to 15% per annum), and maturing at various dates prior to August 1, 2003, of which approximately $4.8 million is due on demand or matures before December 31, 1996.

In July 1995 the Company offered to buy the partnership interests in the six joint ventures. However, in accordance with the buy-sell option of the partnership agreements, the joint venture partners subsequently notified the Company that they are considering the exercise of their right to purchase the Company's partnership interests. Subsequent to this response, the Company and joint venture partners have entered into discussions regarding which facilities, if any, the joint venture partners or the Company will acquire. As the Company is currently negotiating these transactions, no assurance can be given that they will be consumated.

Expansion of existing facilities, acquisition and development of additional self-storage facilities and the repayment of principal on mortgage indebtedness, including Company debt or any amounts that may be outstanding under the credit line, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by net cash provided by operating activities, any portion of net cash flow not distributed currently and borrowings on its line of credit and, with respect to the acquisition of the Balcor/Colonial Facilities, pursuant to the additional commitment from The First National Bank of Boston. The Company believes that its future net cash flow will be adequate to meet operating requirements and provide for payment of distributions by the Company in accordance with tax requirements relating to a real estate investment trust (REIT) in the short-term and in the long-term. In order to maintain its status as a REIT, the Company will be required to make distributions to its shareholders of at least 95% of its taxable income, which is expected to consist primarily of its share of the income of the Operating Partnership. Differences in timing between the recognition of taxable income and receipt of cash which would be available for distribution could require the Company to borrow to meet the 95% distribution requirement, although the Company does not currently anticipate the need to borrow as a result of any such differences in timing.

As described in "Item 5. Other Information", the Company has entered into an agreement to purchase 25 self-storage facilities for an aggregate cash purchase price of $67.1 million. If this acquisition is consumated, the Company anticipates funding this acquisition through the Company's borrowing capacity under the Credit Line and pursuant to the Commitment from The First National Bank of Boston and/or the issuance of securities.
Capital Expenditures

The Company expects to spend approximately $.5 million during the remainder of 1996 on primarily nonrecurring repairs and refurbishment of the facilities and $.6 million on expansion of existing facilities. The Company believes that it can fund any necessary capital expenditures through its operations or from the credit line.

Inflation

Substantially all of the leases at the facilities have one-month terms which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

Seasonality

The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

                                   Part II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

On March 5, 1996, the Operating Partnership entered into an Agreement of Sale (the "Agreement") with Balcor/Colonial Storage Income Fund - 86 (the "Seller"), providing for the acquisition (the "Acquisition") by the Operating Partnership of 25 self-storage facilities (the "Balcor/Colonial Facilities") and certain related assets. The following description of the Agreement is in all respects subject to and qualified in its entirety by reference to the Agreement, as amended. The Agreement is filed as an exhibit to the Company's Current
Report on Form 8-K dated March 5, 1996 and the First Amendment thereto is an exhibit hereto. The consummation of the Agreement is subject to certain conditions, including approval of the Acquisition by a majority in interest of the limited partners of the Seller. If the limited partners of the Seller approve this transaction, it is currently expected that the transaction will close in the second quarter of 1996. It is uncertain whether the necessary approval of the limited partners of the Seller will be obtained. Another party has made a tender offer for up to 100,000 limited partnership interests
(which such party has disclosed is approximately 39% of the outstanding interests, excluding interests beneficially owned by the party making the tender offer) of the limited partnership interests of the Seller.
Additionally, another party has made an offer to purchase the Balcor/Colonial Facilities from the Seller for an amount exceeding the Purchase Price (as defined below). Therefore, no assurance can be given that the acquisition of the Balcor/Colonial Facilities will be consummated. The Company has incurred due diligence costs to date of approximately $250,000, and if this acquisition is not consummated, a portion or all of the costs, to the extent not recoverable, would be charged off against income.

Pursuant to the Agreement, the Operating Partnership has agreed to purchase, and the Seller has agreed to sell, the Balcor/Colonial Facilities at a price of $67.1 million (the "Purchase Price"). The Agreement also requires the Operating Partnership to pay taxes and other expenses, including the expenses related to obtaining environmental reports regarding the Balcor/Colonial Facilities. The Agreement provides that the Operating Partnership may receive certain limited credits against the Purchase Price in connection with matters related to the title to the Balcor/Colonial Facilities and certain environmental conditions at the Balcor/Colonial Facilities, however, the Operating Partnership is liable for certain of the costs in connection with such matters. Should the cost of remedying such matters exceed certain specified dollar amounts, the Seller has the option to terminate the Agreement unless the Operating Partnership agrees to bear costs in excess of certain amounts set forth in the Agreement. Pursuant to the First Amendment to the Agreement, the Operating Partnership agreed to waive all matters with respect to title and to pay the aggregate cost in excess of $50,000 to remedy such matters.

Pursuant to the Agreement, the Seller is to transfer to the Operating Partnership fee simple title to each of the Balcor/Colonial Facilities free of encumbrances, with certain limited exceptions set forth in the Agreement, including with respect to title as described above. The Agreement requires the Seller to cause all mortgages or deeds-of-trust, with certain limited exceptions set forth in the Agreement, encumbering the Balcor/Colonial Facilities to be released.

The Balcor/Colonial Facilities and related assets which the Operating Partnership will acquire pursuant to the Agreement constitute all or substantially all of the assets of the Seller, and the Seller is expected to distribute the consideration it receives pursuant to the Agreement to its partners. Additionally, the Agreement contains no representations regarding the condition or past operations of the Balcor/Colonial Facilities, provides that the Operating Partnership will purchase all of the Balcor/Colonial Facilities "as is" and contains provisions limiting the Seller's liability thereunder. Unknown or undisclosed liabilities, which could have a material adverse effect upon the Company and the Company's operations and financial condition, could exist with respect to the Balcor/Colonial Facilities, and the Company's recourse against the Seller with respect to such liabilities is limited.


None

Item 6.Exhibits and Reports on Form 8-K

(a.) Exhibits
     See Index to Exhibits, which is incorporated herein by reference

(b.) Reports on Form 8-K

One report on Form 8-K, dated March 5, 1996, was filed in the first quarter of 1996 to report that Storage Trust Properties, L.P. entered into an Agreement of Sale with Balcor/Colonial Storage Income Fund - 86 providing for the acquisition of 25 self-storage facilities and certain related assets.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STORAGE TRUST REALTY




May 9, 1996                                /S/ Michael G. Burnam
                                           Michael G. Burnam
                                           Chief Executive Officer

May 9, 1996                                /S/ Stephen M. Dulle
                                           Stephen M. Dulle
                                           Chief Financial Officer

                           INDEX TO EXHIBITS
Exhibit
  No.                    Document Description

2.1 Agreement of Sale, dated as of March 5, 1996, by and between Storage Trust Properties, L.P. and Balcor/Colonial Storage Income Fund - 86 (Incorporated by reference to exhibit 2 to
               The Registrant's Current Report on Form 8-K dated March 5, 1996.

2.2 First Amendment to Agreement of Sale, by and between Balcor/Colonial Storage Income Fund - 86 and Storage Trust Properties, L.P., dated as of April 24, 1996.

10.            First Amendment to Storage Trust Realty 1994 Share Option Plan.

27.            Financial Data Schedule.