Form 10-Q
period 1996-06-30
STORAGE TRUST REALTY
filed 1996-08-08
CIK 928735

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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
(State or other jurisdiction              (I.R.S. employer
 of incorporation or organization)        identification no.)



      2407 RANGE LINE, COLUMBIA, MO                 65202
   (Address of principal executive offices)       (Zip Code)

                         (573)499-4799
      (Registrant's telephone number, including area code)

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

12,874,332 common shares of Beneficial Interest, $.01 par value as of July 30, 1996.

                      STORAGE TRUST REALTY
                  CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
      (amounts in thousands, except for share information)


                                               1996
                                           (Unaudited)    1995

ASSETS
Investment in storage facilities, net      $ 269,981   $ 190,019
Cash and cash equivalents                      2,379       2,356
Accounts receivable, deferred costs and
     other assets                              1,908       1,920
Investments in joint ventures                     58         360
     Total assets                          $ 274,326   $ 194,655

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable                $ 114,242   $  39,285
Accounts payable and accrued expenses          6,661       4,913
Dividends payable                              3,581       3,581
     Total liabilities                       124,484      47,779
Minority interest                             12,268       7,837

Shareholders' equity:
Common shares, $.01 par value,
     150,000,000 shares authorized,
     8,734,332 shares issued and
     outstanding                                  87          87
Additional paid-in capital                   140,879     141,004
Distributions in excess of net income         (3,392)     (2,052)
     Total shareholders' equity              137,574     139,039
     Total liabilities and shareholders'
     equity                                $ 274,326   $ 194,655




The accompanying notes are an integral part of these statements.

                      STORAGE TRUST REALTY
       CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
      (amounts in thousands, except for share information)
                          (unaudited)



                                             1996           1995

Revenues:
 Rental income                          $   17,726     $   9,585
 Management income                             101            74
 Equity in earnings of joint ventures           68            49
 Other income                                  265            99
    Total revenues                          18,160         9,807


Expenses:
 Property operations                         4,059         2,080
 Real estate taxes                           1,655           722
 General and administrative                  1,097           609
 Interest                                    2,414           723
 Depreciation and amortization               2,710         1,417
     Total expenses                         11,935         5,551

Net income before minority interest          6,225         4,256
Minority interest                             (401)         (207)
Net income                              $    5,824     $   4,049

Net income per share                    $     0.67     $    0.69



The accompanying notes are an integral part of these statements.

          STORAGE TRUST REALTY AND PREDECESSOR COMPANY
       CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                     (amounts in thousands)
                          (unaudited)
                                             1996           1995

Revenues:
 Rental income                          $    9,964     $   5,157
 Management income                              40            38
 Equity in earnings of joint ventures           33            27
 Other income                                  130            57
    Total revenues                          10,167         5,279


Expenses:
 Property operations                         2,290         1,149
 Real estate taxes                             939           380
 General and administrative                    615           331
 Interest                                    1,663           508
 Depreciation and amortization               1,479           782
     Total expenses                          6,986         3,150

Net income before minority interest          3,181         2,129
Minority interest                             (238)         (103)
Net income                              $    2,943     $   2,026

Net income per share                    $     0.34     $    0.34



The accompanying notes are an integral part of these statements.


                      STORAGE TRUST REALTY
       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                     (amounts in thousands)
                          (unaudited)
                                             1996          1995                                   1996           1995

Cash flows from operating activities:
  Net income                            $    5,824     $   4,049
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization            2,710        1,417
    Equity in earnings of joint ventures       (68)         (49)
    Minority interest                          401          207
    Changes in assets and liabilities:
      Accounts receivable, deferred
      costs and other assets                   (59)        (103)
      Accounts payable and accrued expenses  1,726         (480)
        Net cash provided by operating
        activities                          10,534        5,041

Cash flows from investing activities:
  Additions to storage facilities          (77,663)     (38,217)
    Net cash used in investing
        activities                         (77,663)     (38,217)

Cash flows from financing activities:
  Proceeds from the issuance of mortgages
    and notes payable                       84,822       31,182
  Principal payments on mortgages and
    notes payable                           (9,865)     (37,259)
  Loan acquisition fees                        (52)        (512)
  Distributions from joint ventures              6           15
  Minority interest distributions             (470)        (223)
  Offering costs                              (125)         650
  Dividends paid                            (7,164)      (3,407)
  Net proceeds from public offering             -        46,600
      Net cash provided by financing
        activities                          67,152       37,046

Net change in cash and cash equivalents         23        3,870
Cash and cash equivalents at beginning
of period                                    2,356        3,720
Cash and cash equivalents at end of period $ 2,379    $   7,590

Supplemental cash flow information:
  Cash paid for interest                   $ 1,809    $     724
  Storage facilities acquired in exchange
   for operating partnership units           4,500           -
  Reclassification of investment in joint
   ventures to investment in storage
   facilities                              $   364    $      -


The accompanying notes are an integral part of these statements.

                     Storage Trust Realty
    Notes to Consolidated and Combined Financial Statements
        (amounts in thousands, except share information)

1.   Organization and Basis of Presentation

Organization
Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994, and commenced operations effective with the completion of its initial public offering (the "IPO") on November 16, 1994. The Company was formed to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, "BHC" or the "Predecessor Company") in owning, operating and managing self-storage facilities. As of June 30, 1996, the Company owned 153 self-storage facilities in 18 states, and was a partner in two joint ventures which owned two self-storage facilities.

Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of and thereby controls the operations of the Operating Partnership holding a 92.82% ownership interest therein as of June 30, 1996. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC (collectively "Original Investors") and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

On June 28, 1995, the Company completed a public offering of 2,500,000 Common Shares at $20.00 per Common Share. On July 6, 1995, the over allotment of the public offering of 375,000 Common Shares was exercised at $20.00 per Common Share. Net of underwriting discounts and offering costs, the Company received approximately $53.5 million in proceeds from this offering. The net proceeds were used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.

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

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and Storage Realty Management Co. ("Management Company"). All significant intercompany transactions have been eliminated in the consolidated and combined presentations.

The equity method of accounting has been applied in the accompanying consolidated and combined financial statements with respect to the Company's interests in two joint ventures.

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

Deferred Costs
Loan fees and expenses are capitalized at cost and are amortized on a straight line basis over the life of the loan, which approximates the interest method. These costs are expensed upon termination or prepayment of a loan.

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

Net Income Per Common Share
Net income per Common Share is computed based on net income and the weighted average number of Common Shares outstanding during the period (8,734,332 and 5,941,750 for the three months and 8,734,332 and 5,900,768 for the six months ended June 30, 1996 and 1995, respectively).

Primary earnings per Common Share is based upon the weighted average number of Common Shares and the equivalent Common Shares outstanding during the period. The assumed exercise price of outstanding Common Share options using the treasury stock method is not materially dilutive and such amounts are not presented.

Minority Interest
The minority interest reflects the ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increases the Company's liability. Distributions to these partners reduce this liability. At
June 30, 1996, minority interest ownership was 675,772 units or 7.18%.

Investments in Joint Ventures
Investments in joint ventures represent investments in two self-storage facilities in which the Company does not have a controlling interest.

As of April 1, 1996, the Company acquired its partner's interest in five facilities, previously reflected as joint venture investments, which resulted in the Company owning 100% of the facilities. Consideration for the purchase price of $7,748 included 203,390 units in the Operating Partnership at a value of $22.125 per unit, a net assumption of liabilities of $3,119 and cash paid of $129. The Company has accounted for the transaction as a purchase under APB 16 and has consolidated the properties as of April 1, 1996.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



3.   Investment in Storage Facilities
     The following summarizes investment in storage facilities:


                                     June 30   December 31
                                      1996        1995

     Land                         $   53,389     $  34,275
     Buildings                       210,227       151,966
     Furniture, fixtures and
       equipment                      13,127         7,975
                                     276,743       194,216
     Accumulated depreciation         (6,762)       (4,197)
     Investment in storage
        facilities, net           $  269,981     $ 190,019



4.   Investments in Joint Ventures
Investments in joint ventures represent the Operating Partnership's minority interests in two self-storage facilities as follows:



                                 Year Acquired
                                     by the       Operating
                                   Predecessor   Partnership's
     Location                        Company      Ownership

     Mundelein, IL                     1993         15%
     New Orleans, LA                   1993         15%


5.   Mortgages and Notes Payable
Mortgages and notes payable consist of the following:


                                           June 30,  December 31,
                                            1996          1995



     Revolving, unsecured line of
     credit with an aggregate
     borrowing limit of $100 million
     bearing interest at LIBOR plus
     175 basis points per annum
     (7.25% and 7.575%), interest only
     payable monthly until expiration
     on January 24, 1998, with a one-year
     extension at the Company's option
     upon the satisfaction of certain
     conditions, annual fee on unused
     portion of 25 basis points.         $ 99,000       $ 33,095


     Acquisition loan, unsecured, bearing
     interest at LIBOR plus 175 basis
     points per annum (7.25%), interest
     only payable monthly until
     expiration on August 24, 1996.        13,623           -

     Mortgage loan secured by 1
     self-storage facility, bearing
     interest at 7.5%, principal and
     interest of $16 payable monthly,
     and maturing on April 3, 1999.         1,619          1,656


     Mortgage loan secured by 1
     self-storage facility, bearing
     interest at 7.5%, maturing
     January 10, 1996.                        -              850

     Mortgage loan secured by 1
     self-storage facility, bearing
     interest at 8%, maturing on
     January 16, 1996.                        -            1,000

     Mortgage loan secured by 1
     self-storage facility, bearing
     interest at 7.75%, maturing on
     April 1, 1996.                           -            2,684
                                        $  114,242     $  39,285


The scheduled maturities of mortgages and notes payable subsequent to June 30, 1996 are as follows:



                        1996                 $     13,668
                        1997                           89
                        1998                       99,100
                        1999                        1,385
                                             $    114,242


6.   Share Option Plan

A share option plan, adopted by the Company in November 1994 and amended in May 1996, provides that an aggregate of 730,000 of the Company's authorized Common Shares are reserved for issuance. The options vest over 5 years for officers and employees and are exercisable at a price not less than the fair market value on the date of grant. The options expire 10 years from the date of grant. The Company has granted options for 420,600 Common Shares or Units to key officers, employees and trustees of the Company or the Operating Partnership. The Company's independent trustees were each granted options for 3,000 Common Shares upon becoming Trustees, which options become exercisable
1 year from the date of grant, and have been and are granted options for 3,000 Common Shares subsequent to the close of each of the Company's annual shareholders meetings, which options are exercisable upon grant. Such options granted to the independent trustees are exercisable at the fair market value on the date of grant.

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

8.   Subsequent Events

On July 1, 1996, the Company completed a public offering of 3,600,000 Common Shares at $20.25 per Common Share. On July 9, 1996, the over-allotment of the public offering of 540,000 Common Shares was exercised at $20.25 per Common Share. Net of underwriting discounts and offering costs, the Company received approximately $79 million from this offering.

The net proceeds have been used to repay indebtedness under the line of credit and a short-term acquisition loan which were incurred in property acquisitions. Following the offering, the ownership interest of the Company in the Operating Partnership increased to 95.01%.

On August 8, 1996, the Company declared a $.41 dividend on each Common Share for the third quarter ended September 30, 1996. The dividend is payable October 15, 1996 to shareholders of record September 16, 1996.

9.   Pro Forma Information

The following presents the results of operations of the Company on a pro forma basis as if the 32 acquisitions from January 1, 1996 through June 30, 1996 had been purchased as of January 1, 1996.



                    Revenues                 $22,347

                    Net income               $ 6,200

                    Net income per share     $   .71


The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996 nor does it purport to represent the results of operations for future periods.

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

On June 28, 1995, the Company completed a public offering of 2,500,000 Common Shares at $20.00 per Common Share. Net of underwriting discounts and offering costs, the Company received approximately $46.4 million in proceeds from this offering. On July 6, 1995 the underwriters exercised their over allotment option to acquire 375,000 Common Shares. Net of underwriting discounts, the Company received approximately $7.1 million from the sale of such shares. The net proceeds were used to repay indebtedness under the Company's line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.

Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of, and thereby controls the operations of the Operating Partnership, holding a 92.82% ownership interest therein as of June 30, 1996. Accordingly, the Operating Partnership has been consolidated with the Company for reporting purposes. Additionally, subsequent to the IPO the consolidated financial statements include the accounts of Storage Realty Management Co. (the "Management Company").

The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (i) the Operating Partnership's rental of self-storage units at the Company's facilities, (ii) revenues (for financial reporting purposes) of the Management Company, and (iii) earnings from joint ventures.

The following discussion is based on the consolidated and combined financial statements of Storage Trust Realty.

Six months ended June 30, 1996
compared to six months ended June 30, 1995

Rental income increased $8,141,000 (85%)in the first six months of 1996 compared to the first six months of 1995 as a result of the addition of 58 facilities between July 1, 1995 and June 30, 1996 ($5,108,000) and an increase in average rent per square foot and occupancy associated with the other facilities ($3,033,000). Average annualized rent per square foot increased 7% to $6.84 in 1996 from $6.40 in 1995 while average occupancy increased to 87% as of June 30, 1996 from 84% as of June 30, 1995.

Property operating expenses increased $1,979,000 (95%) primarily reflecting the operating expenses relating to the facilities acquired in 1995 and 1996 ($1,669,225) and unusually high utility and snow removal expenses incurred during the first quarter of 1996.

Real estate taxes increased $933,000 (129%) primarily due to the taxes on these additional facilities and reassessments on other facilities.

General and administrative expenses increased $488,000 (80%) due to the acquisition of new facilities. The addition of personnel at the Company's headquarters to handle this growth, as well as increased state and local taxes and licenses accounted for the majority of this increase.

Interest expense increased $1,691,000 (234%) due to the increase in mortgages and borrowings under the Company's line of credit.

Depreciation and amortization increased $1,293,000 (91%) due to the increased investment in storage facilities.

Net income increased $1,775,000 (44%) as a result of the factors noted above.

Results of Operations
Three months ended June 30, 1996
compared to three months ended June 30, 1995

Rental income increased $4,807,000 (93%)in the second quarter of 1996 compared to the second quarter of 1995 as a result of the addition of 58 facilities between July 1, 1995 and June 30, 1996 ($3,370,000) and an increase in average rent per square foot and occupancy associated with the other facilities ($1,437,000). Average annualized rent per square foot increased 7% to $6.90 in 1996 from $6.44 in 1995.

Property operating expenses increased $1,141,000 (99%) primarily reflecting the operating expenses relating to the facilities acquired in 1995 and 1996.

Real estate taxes increased $559,000 (147%) primarily due to the taxes on these additional facilities and reassessments on other facilities.

General and administrative expenses increased $284,000 (86%) due to the acquisition of new facilities. The addition of personnel at the Company's headquarters to handle this growth, as well as increased state and local taxes and licenses accounted for the majority of this increase.

Interest expense increased $1,155,000 (227%) due to the increase in mortgages and borrowings under the Company's line of credit.

Depreciation and amortization increased $697,000 (89%) due to the increased investment in storage facilities.

Net income increased $917,000 (45%) as a result of the factors noted above.

Liquidity and Capital Resources

The Company believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is defined by NAREIT as income (loss) before minority interest of the holders of Units (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, provision for losses, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. FFO for the six months ended

June 30, 1996 was approximately $8.8 million ($.95 per share) as compared to $5.5 million ($.89 per share) for the six months ended June 30, 1995. FFO for the three months ended June 30, 1996 was approximately $4.6 million ($.49 per share) as compared to $2.8 million ($.45 per share) for the second quarter of 1995. These increases in FFO are primarily due to the acquisition of facilities.

The Company had outstanding borrowings equal to approximately $114.2 million on June 30, 1996. This indebtedness consists of
(I) $1.6 million of mortgage indebtedness relating to the Facility located at Hilton Head, South Carolina which bears interest at the fixed rate of 7.5% and matures on April 3, 1999,
(ii) 99.0 million under the Company's credit line and (iii) $13.6 million under a short-term acquisition loan. The credit line may be used to fund the acquisition, development or conversion of additional facilities. The credit line expires in January 1998, with a one-year extension at the Company's option upon satisfaction of certain conditions, and bears interest at a floating rate of LIBOR plus 175 basis points. The acquisition loan matures on August 24, 1996, and bears interest at a floating rate of LIBOR plus 175 basis points. The Company used the approximately $79 million of net proceeds of the offering of 4,140,000 Common Shares (including 540,000 in connection with the over-allotment option) to repay the acquisition loan and a portion of the amount outstanding under the credit line.

The Company is also obligated with respect to $5.1 million on indebtedness, which is guaranteed by the Company, incurred in connection with the two facilities in which the Company has a joint venture interest. The joint venture indebtedness, which is secured by first mortgage liens on the two joint venture facilities, is a joint and several liability of each of the joint venture participants, bearing interest at variable (prime rate plus 1.0%) and fixed rates (8.5% and 9.5% per annum) and maturing at various dates from June 2001 to August 2003, of which approximately $800,000 is due on demand or matures before December 31, 1996.

Expansion of existing facilities, acquisition and development of additional self-storage facilities and the repayment of principal on mortgage indebtedness, including Company debt or any amounts that may be outstanding under the credit line, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by net cash provided by operating activities, any portion of net cash flow not distributed currently and borrowings under the credit line. The Company believes that its future net cash flow will be adequate to meet operating requirements and provide for payment of distributions by the Company in accordance with tax requirements relating to a real estate investment trust (REIT) in the short-term and in the long-term. In order to maintain its status as a REIT, the Company will be required to make distributions to its shareholders of at least 95% of its taxable income, which is expected to consist primarily of its share of the income of the Operating Partnership. Differences in timing between the recognition of taxable income and receipt of cash which would be available for distribution could require the Company to borrow to meet the 95% distribution requirement, although the Company does not currently anticipate the need to borrow as a result of any such differences in timing.

Capital Expenditures

The Company expects to spend approximately $1.3 million during the remainder of 1996 on primarily nonrecurring repairs and refurbishment of the facilities and approximately $600,000 on expansion of existing facilities. The Company believes that it can fund any necessary capital expenditures through its operations or from the credit line.

Inflation

Substantially all of the leases at the facilities have one-month terms which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

Seasonality

The Company's and its predecessor's revenues have historically not been seasonal. The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

                                   Part II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 8, 1996, shareholders elected the following Trustees to office: 7,010,252 shares were voted for the election of Michael G. Burnam as Class II Trustee, 0 shares were voted against, and 12,871 shares were withheld: 7,010,252 shares were voted for the election of Daniel C. Staton as a Class II Trustee, 0 shares were voted against, and 12,871 shares were withheld.

At the annual meeting, shareholders voted 7,005,683 shares to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for 1996, 5,805 shares were voted against, and 11,635 shares abstained from voting.

At the annual meeting, shareholders voted 6,595,919 shares approving the amendment of the option plan to increase the number of Common Shares available for issuance from 530,000 to 730,000 shares, 397,542 shares were voted against, and 29,662 shares abstained from voting.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a.) Exhibits

27.  Financial Data Schedule

(b.) Reports on Form 8-K

A report on Form 8-K, dated May 24, 1996, was filed in the second quarter of 1996 to report that Storage Trust Properties, L.P. consummated the purchase of (a) 25 self-storage facilities from Balcor/Colonial Storage Income Fund - 86 and (b) two other self-storage facilities. Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the three months ended March 31, 1996 (Unaudited) and for the year ended December 31, 1995 (Audited) were filed with the 8-K for both groups of properties. In addition, an unaudited Pro Forma Combined Balance Sheet as of March 31, 1996 and unaudited Pro Forma Combined Statements of Operations for the three months ended March 31, 1996 and for the year ended December 31, 1995 were presented.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STORAGE TRUST REALTY




August 8, 1996                     /S/ Michael G. Burnam
(Date)                             Michael G. Burnam
                                   Chief Executive Officer

August 8, 1996                     /S/ Stephen M. Dulle
(Date)                             Stephen M. Dulle
                                   Chief Financial Officer