Form 10-Q
period 1996-09-30
STORAGE TRUST REALTY
filed 1996-11-14
CIK 928735

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1996

                                         OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission file number:
                                       1-13462

                                 STORAGE TRUST REALTY
                 (Exact name of Registrant as specified in its Charter)


                    MARYLAND                           43-1689825
          (State or other jurisdiction              (I.R.S. employer
           of incorporation or organization)        identification no.)

          2407 RANGELINE STREET, COLUMBIA, MISSOURI        65202
          (Address of principal executive offices)       (Zip Code)

                                    (573)499-4799
                 (Registrant s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.    Yes  X         No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          12,874,332 common shares of Beneficial Interest, $.01 par value as of October 31, 1996.

                                 STORAGE TRUST REALTY
                              CONSOLIDATED BALANCE SHEET
                    AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 (amounts in thousands, except for share information)






                                                     Sept. 30,    Dec. 31,
                                                        1996        1995
                                                    (unaudited)

          ASSETS
          Investment in storage facilities, net      $ 301,134   $ 190,019
          Cash and cash equivalents                      2,276       2,356
          Accounts receivable, deferred costs and
            other assets                                 1,658       1,920
          Investments in joint ventures                     55         360
               Total assets                          $ 305,123   $ 194,655

          LIABILITIES AND EQUITY
          Liabilities:
            Mortgages and notes payable              $  59,774   $  39,285
            Accounts payable and accrued expenses        5,452       3,351
            Tenant prepayments                           2,272       1,562
            Dividends payable                            5,278       3,581
               Total liabilities                        72,776      47,779

          Minority interest                             15,978       7,837

          Shareholders  equity:
            Common shares, $.01 par value,
              150,000,000 shares authorized,
              12,874,332 and 8,734,332 shares
              issued and outstanding, respectively         129          87
            Additional paid-in capital                 219,856     141,004
            Distributions in excess of net income       (3,616)     (2,052)
               Total shareholders' equity              216,369     139,039
               Total liabilities and shareholders
               equity                                $ 305,123   $ 194,655

          The accompanying notes are an integral part of these statements.

                                 STORAGE TRUST REALTY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (amounts in thousands, except for share information)
                                     (unaudited)



                                                        1996        1995

          Revenues:
            Rental income                            $ 29,781    $ 15,642
            Management income                             134         113
            Equity in earnings of joint ventures           86          77
            Other income                                  462         313
              Total revenues                           30,463      16,145

          Expenses:
            Property operations                         6,758       3,397
            Real estate taxes                           2,641       1,211
            General and administrative                  1,783       1,032
            Interest                                    3,241         780
            Depreciation                                4,225       2,022
            Amortization                                  216         326
               Total expenses                          18,864       8,768

          Net income before minority interest          11,599       7,377

          Minority interest                              (726)       (333)

          Net income                                 $ 10,873    $  7,044

          Net income per share                       $   1.08    $   1.03

          Weighted average number of shares
            outstanding during the period          10,108,639   6,848,801

          Dividends declared per share
            during the period                        $ 1.2300    $ 1.1625

          The accompanying notes are an integral part of these statements.

                                 STORAGE TRUST REALTY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                (amounts in thousands, except for share information)
                                     (unaudited)

                                                        1996        1995

          Revenues:
            Rental income                            $ 12,055    $  6,072
            Management income                              32          39
            Equity in earnings of joint ventures           17          28
            Other income                                  199         199
              Total revenues                           12,303       6,338

          Expenses:
            Property operations                         2,670       1,318
            Real estate taxes                             986         489
            General and administrative                    715         422
            Interest                                      827          56
            Depreciation                                1,660         797
            Amortization                                   72         135
               Total expenses                           6,930       3,217

          Net income before minority interest           5,373       3,121

          Minority interest                              (325)       (125)

          Net income                                 $  5,048    $  2,996

          Net income per share                       $   0.39    $   0.34

          Weighted average number of shares
            outstanding during the period          12,827,375   8,713,952

          Dividends declared per share
            during the period                        $ 0.4100    $ 0.3875

          The accompanying notes are an integral part of these statements.

                                 STORAGE TRUST REALTY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (amounts in thousands)(unaudited)


                                                         1996       1995

          Cash flows from operating activities:
            Net income                                 $ 10,873   $ 7,044
            Adjustments to reconcile net income to
              net cash provided by operating
              activities:
              Depreciation and amortization               4,441     2,348
              Equity in earnings of joint ventures          (86)      (77)
              Distributions from joint ventures              20        24
              Minority interest                             726       333
              Changes in assets and liabilities:
                Accounts receivable, deferred
                  costs and other assets                     97       (98)
                Accounts payable, tenant prepayments
                  and accrued expenses                    2,811       538
            Net cash provided by operating activities    18,882    10,112

          Cash flows from investing activities:
            Acquisition of storage facilities           (98,844)  (50,911)
            Other additions to storage facilities        (3,622)   (2,638)
            Net cash used in investing activities      (102,466)  (53,549)

          Cash flows from financing activities:
            Net borrowings (payments) on revolving
              line of credit                             24,078    (6,343)
            Principal payments on mortgages and
              notes payable                              (7,849)      (51)
            Loan acquisition fees                           (51)     (646)
            Minority interest distributions                (824)     (223)
            Dividends paid                              (10,744)   (5,677)
            Offering costs paid                          (4,941)   (3,840)
            Proceeds from sale of Common Stock           83,835    57,500
            Net cash provided by financing activities    83,504    40,720
          Net change in cash and cash equivalents           (80)   (2,717)
          Cash and cash equivalents at beginning
            of period                                     2,356     3,720
          Cash and cash equivalents at end of period   $  2,276   $ 1,003

          The accompanying notes are an integral part of these statements.

                                 STORAGE TRUST REALTY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (amounts in thousands)
                                     (unaudited)

                                                          1996     1995

          Supplemental cash flow information:
            Cash paid for interest                      $ 3,013  $   754

          Schedule of non-cash investing and
            financing activities:
              Storage facilities acquired in exchange
               for operating partnership units            8,243    3,652
              Storage facility acquired in exchange for
               two storage facilities                     2,360       -
              Mortgages assumed on acquired facilities    4,260    1,000
              Reclassification of investment in joint
               ventures to investment in storage
               facilities                                   371       -

          The accompanying notes are an integral part of these statements.

                                Storage Trust Realty
                      Notes to Consolidated Financial Statements

          1.   Organization and Basis of Presentation

               Organization
               Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, "BHC" or the "Predecessor Company") in owning, operating and managing self-storage facilities. As of September 30, 1996, the Company owned 163 self-storage facilities in 18 states, and was a partner in one joint venture which owned one self-storage facility.

               Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of and thereby controls the operations of the Operating Partnership holding a 93.75% ownership interest therein as of September 30, 1996. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC (collectively "Original Investors") and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

               Certain amounts from 1995 have been reclassified to conform to the presentation in 1996.

                                Storage Trust Realty
                     Notes to Consolidated Financial Statements

          1.   Organization and Basis of Presentation (continued)

               Basis of Presentation (continued):
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

               The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and
               Storage Realty Management Co. ("Management Company").   All
               significant intercompany transactions have been eliminated in the consolidated and combined presentations.

               The equity method of accounting has been applied in the accompanying consolidated and combined financial statements with respect to the Company's interests in joint ventures.

          2.   Summary of Significant Accounting Policies

               Investment in Storage Facilities
               Investment in storage facilities is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives ranging from 15 to 40 years for buildings and improvements, and 3 to 10 years for furniture, fixtures and equipment. Expenditures for significant renovations and improvements which improve and/or extend the useful lives of fixed assets are capitalized. Maintenance and repairs are expensed as incurred.

                                  Storage Trust Realty
                     Notes to Consolidated Financial Statements

          2.   Summary of Significant Accounting Policies (continued)

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

               Revenue Recognition
               Rental income is recorded when due form tenants under operating lease agreements.

               Federal Income Taxes

               No provision has been made for Federal income taxes for the Company in the accompanying consolidated financial statements because the Company has operated in a manner which it expects to enable it to qualify as a real estate investment trust ("REIT"). Under the applicable provisions of the Internal Revenue code, a REIT generally will not be subject to Federal income taxes on the portion of its REIT taxable income it currently distributes to its shareholders so long as it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements.

               Cash and Cash Equivalents
               The Company considers all demand and money market accounts and repurchase agreements with a maturity of three months or less when purchased to be cash and cash equivalents.

                                  Storage Trust Realty
                     Notes to Consolidated Financial Statements

          2.   Summary of Significant Accounting Policies (continued)

               Deferred Loan Costs
               Loan fees and related expenses are capitalized at cost and are amortized on a straight-line basis over the life of the loan, which approximates the interest method. The unamortized balance is expensed upon termination or prepayment of the loan.

               Investments in Joint Ventures
               Investments in joint ventures represents investments in self-storage facilities in which the Company does not have a controlling interest.

               As of April 1, 1996, the Company acquired its partner s interest in five facilities, previously reflected as joint venture investments, which resulted in the Company owning 100% of these facilities. Consideration for the purchase price of $7,748,000 included 203,390 units in the Operating Partnership (at a value of $22.125 per unit), a net assumption of liabilities of $3,119,000, and cash paid of $129,000. The Company has accounted for this transaction as a purchase under APB 16 and has consolidated the properties as of April 1, 1996.

               In August 1996, the Company exchanged its interest in one joint venture for an interest in a facility that was subsequently acquired by the Company.

               Net Income Per Common Share
               Primary earnings per Common Share is based upon the weighted average number of Common Shares and the equivalent Common Shares outstanding during the period. The assumed exercise price of outstanding Common Share options using the treasury stock method is not materially dilutive and such amounts are not presented.

                                Storage Trust Realty
                     Notes to Consolidated Financial Statements

          2.   Summary of Significant Accounting Policies (continued)

               Minority Interest
               The minority interest reflects the ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increases the Company's liability. Distributions to these partners reduce this liability. At September 30, 1996, minority interest ownership was 858,275 units or 6.25%.

               Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          3.   Investment in Storage Facilities

               The following summarizes investment in storage facilities (amounts in thousands):


                                            September 30, December 31,
                                                1996          1995
                                            (unaudited)

               Land                           $ 59,700      $ 34,275
               Buildings                       233,740       151,966
               Furniture, fixtures and
                 equipment                      16,022         7,975
                                               309,462       194,216
               Accumulated depreciation         (8,328)       (4,197)
               Investment in storage
                  facilities, net             $301,134      $190,019

                                Storage Trust Realty
                     Notes to Consolidated Financial Statements

          4.   Mortgages and Notes Payable

               Mortgages and notes payable consist of the following (amounts in thousands):

                                                September 30,  December 31,
                                                    1996          1995
                                                 (unaudited)

               Unsecured revolving line of
               credit with an aggregate
               borrowing limit of $100 million,
               bearing interest at LIBOR plus
               1.75% per annum (7.140% and
               7.575%), interest only payable
               monthly until expiration on
               January 24, 1998, with a one-year
               extension at the Company s option
               upon the satisfaction of certain
               conditions and a fees on the
               unused portion of .25% per annum.    $57,173       $33,095

               Mortgage loan secured by one
               self-storage facility, bearing
               interest at 7.5%, principal and
               interest of $16 payable monthly,
               and maturing on April 3, 1999.         1,601         1,656

               Mortgage loan secured by one
               self-storage facility, bearing
               interest at 5.0%, monthly interest
               payments due until maturity on
               January 31, 1997.                      1,000            -

               Mortgage loan secured by 1
               self-storage facility, bearing
               interest at 7.5%, matured on
               January 10, 1996.                         -            850


                                Storage Trust Realty
                     Notes to Consolidated Financial Statements


          4.   Mortgages and Notes Payable (continued)

                                                September 30,  December 31,
                                                    1996          1995
                                                 (unaudited)

               Mortgage loan secured by 1
               self-storage facility, bearing
               interest at 8%, matured on
               January 16, 1996.                    $    -        $ 1,000

               Mortgage loan secured by 1
               self-storage facility, bearing
               interest at 7.75%, matured on
               April 1, 1996.                            -          2,684
                                                    $59,774       $39,285



               Scheduled Maturities

               The scheduled maturities of mortgages and notes payable subsequent to September 30, 1996 are as follows (amounts in thousands):


                                  1996                 $    19
                                  1997                   1,079
                                  1998                  57,259
                                  1999                   1,417
                                                       $59,774


                                Storage Trust Realty
                     Notes to Consolidated Financial Statements

          5.   Stock Offering

               On July 1, 1996, the Company completed a public offering of 3,600,000 Common Shares at $20.25 per Common Share. On July 9, 1996, the over-allotment of the public offering of 540,000 Common Shares was exercised at $20.25 per Common Share. Net of underwriting discounts and offering costs, the Company received $78,894,000 from this offering. The net proceeds have been used to repay indebtedness under the line of credit and a short-term acquisition loan which were incurred in property acquisitions.

          6.   Subsequent Event

               On November 14, 1996, the Company declared a $.435 dividend on each Common Share for the fourth quarter of 1996. The dividend is payable January 15, 1997 to shareholders of record on December 16, 1996.

                                Storage Trust Realty
                     Notes to Consolidated Financial Statements


          7.   Acquisitions and Pro Forma Information

               During the first nine months of 1996, the Company has acquired 44 facilities for consideration, with an aggregate value of $112,737,000.

               The following presents the results of operations of the Company for the nine months ended September 30, 1996 on a pro forma basis as if (a) these acquisitions from January 1, 1996 through September 30, 1996 had been completed as of January 1, 1996 and (b) the public offering of Common Shares discussed above occurred as of January 1, 1996.


                         Revenues                 $37,498,000
                         Net income               $14,141,000
                         Net income per share     $      1.10

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

          Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership" ). The Company is the sole general partner of, and thereby controls the operations of the Operating Partnership, holding a 93.75% ownership interest therein as of September 30, 1996. Accordingly, the Operating Partnership has been consolidated with the Company for reporting purposes. Additionally, subsequent to the IPO the consolidated financial statements include the accounts of Storage Realty Management Co. (the "Management Company").

          The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (i) the Operating Partnership's rental of self-storage units at the Company's facilities, (ii) revenues (for financial reporting purposes) of the Management Company, and (iii) earnings from joint ventures.

          The following discussion is based on the consolidated financial statements of Storage Trust Realty.

          Results of Operations: Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

          Rental income increased $14,139,000 (90.4%)in the first nine months of 1996 compared to the first nine months of 1995 as a result of the addition of 91 facilities between January 1, 1995 and September 30, 1996 ($13,063,000) and an increase in average rent per square foot and occupancy associated with those facilities owned for all of the nine months ended September 30, 1995 and 1996 ($1,076,000). Average annualized rent per square foot increased 6.4% to $6.97 in 1996 from $6.55 in 1995 while average occupancy increased to 87% as of September 30, 1996 from 83% as of September 30, 1995.

          Property operating expenses increased $3,361,000 (98.9%) as a result of acquisitions in 1995 and 1996 ($2,940,000) and increases at those facilities owned for all of the nine months ended September 30, 1995 and 1996 ($421,000), reflecting additional payroll costs necessary to retain facility managers and increased advertising and marketing efforts.

          Real estate taxes increased $1,430,000 (118.1%) as a result of acquisitions in 1995 and 1996 ($1,310,000) and increases at those facilities owned for all of the nine months ended September 30, 1995 and 1996 ($120,000), reflecting higher tax assessments on those properties.

          General and administrative expenses increased $751,000 (72.8%) due to the acquisition of new facilities. The addition of personnel at the Company's headquarters to handle this growth, as well as increased state and local taxes and licenses accounted for the majority of this increase.

          Interest expense increased $2,461,000 (315.5%) due to the increase in borrowings under the Company's line of credit.

          Depreciation increased $2,203,000 (109.0%) due to the increased investment in storage facilities.

          Net income increased $3,829,000 (54.4%) and net income per share increased $.05 (4.9%) as a result of the factors noted above.

          Results of Operations: Three months ended September 30, 1996 compared to three months ended September 30, 1995

          Rental income increased $5,983,000 (98.5%)in the third quarter of 1996 compared to the third quarter of 1995 as a result of the addition of 70 facilities between July 1, 1995 and September 30, 1996 ($5,246,000) and an increase in average rent per square foot and occupancy associated with those facilities owned for all of the three months ended September 30, 1995 and 1996 ($737,000). Average annualized rent per square foot increased 7.3% to $7.10 in 1996 from $6.62 in 1995.

          Property operating expenses increased $1,352,000 (102.6%) as a result of acquisitions in late 1995 and 1996 ($1,158,000) and increases at those facilities owned for all of the three months ended September 30, 1995 and 1996 ($194,000), reflecting additional payroll costs necessary to retain facility managers and increased advertising and marketing efforts.

          Real estate taxes increased $497,000 (101.6%) as a result of acquisitions in late 1995 and 1996 ($433,000) and increases at those facilities owned for all of the three months ended September 30, 1995 and 1996 ($64,000), reflecting higher tax assessments on those properties.

          General and administrative expenses increased $293,000 (69.4%) due to the acquisition of new facilities. The addition of personnel at the Company's headquarters to handle this growth accounted for the majority of this increase.

          Interest expense increased $771,000 (1376.8%) due to the increase in mortgages and borrowings under the Company's line of credit.

          Depreciation increased $863,000 (108.3%) due to the increased investment in storage facilities.

          Net income increased $2,052,000 (68.5%) and net income per share increased $.05 (14.7%) as a result of the factors noted above.

          Funds from Operations

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

          Funds from Operations is determined as follows (amounts in thousands):

                                                    1996      1995

          Nine Months Ended:
            Net income before minority interest   $11,599   $ 7,377
            Depreciation                            4,225     2,022
            Company s share of joint ventures
              depreciation                             17        28
            Funds from Operations                 $15,841   $ 9,427

          Three Months Ended:
            Net income before minority interest   $ 5,373   $ 3,121
            Depreciation                            1,660       797
            Company s share of joint ventures
              depreciation                              4         4
            Funds from Operations                 $ 7,037   $ 3,922

          Liquidity and Capital Resources

          The Company had outstanding borrowings of $59,774,000 at September 30, 1996. This indebtedness consists of (a) $1,601,000 of mortgage indebtedness relating to the facility located in Hilton Head, South Carolina, (b) $1,000,000 of mortgage indebtedness relating to the facility located in Denver, Colorado and (c) $57,173,000 on the Company s revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional facilities. The revolving line of credit expires in January 1998, with a one-year extension at the Company s option upon satisfaction of certain conditions, and bears interest at a floating rate of LIBOR plus 1.75% (7.14% at September 30, 1996).

          The Company used the $78,894,000 of net proceeds of the offering of 4,140,000 Common Shares (including 540,000 Common Shares in connection with the over-allotment option) in July 1996 to repay an acquisition loan and a portion of the amount outstanding under the revolving line of credit.

          At September 30, 1996, the Company is also obligated with respect to $3,992,000 of indebtedness, which is guaranteed by the Company, incurred in connection with the one facility in which the Company has a joint venture interest. The joint venture indebtedness, which is secured by a first mortgage lien on the joint venture facility, is a joint and several liability of each of the joint venture participants, requires monthly principal and interest payments, bearing interest at a fixed rate of 9.5% per annum (through June 2001) and maturing in June 2006.

          Expansion of existing facilities, acquisition and development of additional self-storage facilities and the repayment of principal on mortgage indebtedness, including Company debt or any amounts that may be outstanding under the credit line, represent the Company's principal liquidity requirements.

          The Company expects to meet its short-term liquidity requirements by (a) net cash provided by operating activities, (b) any portion of net cash flow not distributed currently and (c) borrowings under the credit line.

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

          Capital Expenditures

          The Company expects to spend approximately $635,000 during the remainder of 1996 on primarily nonrecurring repairs and refurbishment of the facilities and approximately $40,000 on expansion of existing facilities. The Company believes that it can fund any necessary capital expenditures through its operations or from the credit line.

          Inflation

          Substantially all of the leases at the facilities have one-month terms which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

         Seasonality

          The Company s revenues are expected to be higher during the latter part of the year because its facilities experience greater occupancy from May through September (due to higher levels of residential moves during that period) and increases in rental rates, which occur throughout during the year. The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

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

                    None

          Item 5.   Other Information

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a.) Exhibits

                    10. First Amendment to Storage Trust Properties, L.P. Amended and Restated Agreement of Limited Partnership, dated November 12, 1996.

                    27.  Financial Data Schedule

                    (b.) Reports on Form 8-K

                    A report on Form 8-K, dated September 16, 1996, was filed to report that Storage Trust Properties, L.P. consummated the purchase of 12 self-storage facilities. Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the six months ended June 30, 1996 (Unaudited) and for the year ended December 31, 1995 (Audited) were filed with the Form 8-K for nine of the 12 facilities acquired. In addition, an unaudited Pro Forma Balance Sheet as of June 30, 1996 and unaudited Pro Forma Statements of Operations for the six months ended June 30, 1996 and for the year ended December 31, 1995 were presented.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STORAGE TRUST REALTY




          November 14, 1996                  /S/ Michael G. Burnam
          (Date)                             Michael G. Burnam
                                             Chief Executive Officer

          November 14, 1996                  /S/ Stephen M. Dulle
          (Date)                             Stephen M. Dulle
                                             Chief Financial Officer