Form 10-K405
period 1996-12-31
STORAGE TRUST REALTY
filed 1997-03-03
CIK 928735

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM---------------------- TO--------------

                        COMMISSION FILE NUMBER 1-13462

                           STORAGE TRUST REALTY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MARYLAND                                  43-1689825
    STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION

        2407 RANGELINE STREET                             65202
         COLUMBIA, MISSOURI                             (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (573) 499-4799

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------              -----------------------------------------
   COMMON SHARES OF BENEFICIAL INTEREST,              NEW YORK STOCK EXCHANGE
   $.01 PAR VALUE (THE "COMMON SHARES")

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                       ----      ----
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X
           ----

AS OF FEBRUARY 21, 1997, THE AGGREGATE MARKET VALUE OF THE
12,679,908 COMMON SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT
WAS APPROXIMATELY $339 MILLION, BASED UPON THE CLOSING PRICE
($26.75) ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH
DATE.

AS OF FEBRUARY 21, 1997, THERE WERE 12,884,352 COMMON SHARES
OUTSTANDING.

                DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II. PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL SHAREHOLDERS MEETING TO BE HELD IN MAY 1997 ARE INCORPORATED BY REFERENCE INTO
PART III.

                                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I

Item 1.        Business                                                                                 1

Item 2.        Properties                                                                               9

Item 3.        Legal Proceedings                                                                       16

Item 4.        Submission of Matters to a Vote of Security Holders                                     16


PART II

Item 5.        Market for Registrant's Common Equity and
                 Related Shareholder Matters                                                           17

Item 6.        Selected Financial Data                                                                 17

Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                17

Item 8.        Financial Statements and Supplementary Data                                             17

Item 9.        Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                             17


PART III

Item 10.       Directors and Executive Officers of the Registrant                                      18

Item 11.       Executive Compensation                                                                  18

Item 12.       Security Ownership of Certain Beneficial Owners and Management                          18

Item 13.       Certain Relationships and Related Transactions                                          18


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        19

SIGNATURES                                                                                             23

                                   PART I

ITEM 1.     BUSINESS

                                THE COMPANY

GENERAL

Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering (the "IPO") on November 16, 1994. As of December 31, 1996, the Company owned 165 self-storage facilities in 18 states and was a partner in two joint ventures that owned one operating self-storage facility and one self-storage facility under development.

Substantially all of the Company's assets and interest in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.61% ownership interest therein as of December 31, 1996. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the "Management Company") manages self-storage facilities owned by unrelated third parties and conducts other business, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various facilities. Through its ownership of the preferred stock of the Management Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Management Company.

The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (a) the Operating Partnership's rental of self-storage units at its facilities, (b) revenues (for financial reporting purposes) of the Management Company, and (c) earnings from joint ventures.

The Company believes that it is the fifth largest operator of self-storage facilities in the United States, based on the number of facilities operated. As of December 31, 1996, the Company (through its interest in the Operating Partnership) owned 165 self-storage facilities in 18 states in the Southern, Mid-Atlantic, Midwest and Western regions of the United States, including South Carolina (22), Texas (22), Missouri (20), Florida (18), Tennessee
(18), Georgia (17), North Carolina (11), Colorado (8), Kansas (6), Illinois
(5), Kentucky (5), Alabama (4), Mississippi (3), Wisconsin (2), Oklahoma
(1), Louisiana (1), Ohio (1) and Virginia (1). The Operating Partnership, through joint ventures, has a 15% ownership interest in an operating self-storage facility in Louisiana and a 25% ownership interest in a self-storage facility under development in Missouri. Additionally, the Management Company manages ten facilities for unaffiliated third parties. The facilities which the Operating Partnership owns or in which the Operating Partnership owns a joint venture interest, together with the facilities managed for unrelated third parties by the Management Company are referred to herein as the "Facilities".

In 1996, the Company acquired 46 self-storage facilities for a combined purchase price of $116.6 million. The Company acquired facilities in Florida (7), Texas (5), Kansas (5), Missouri (5), Tennessee (4), Kentucky
(4), Georgia (3), Colorado (3), South Carolina (2), Wisconsin (2), Alabama
(1), Illinois (1), Oklahoma (1), North Carolina (1), Virginia (1) and Ohio
(1). In 1996, the Company exchanged two of its facilities in Oklahoma with a publicly-held self-storage REIT for its facility in Florida (included in the acquisition totals above).

The Company is self-administered and self-managed. The Company has elected and expects to continue to qualify as a real estate investment trust for federal income tax purposes.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

Business Objectives

The Company's primary objectives are to increase cash available for distribution and enhance shareholder value. These objectives are accomplished by (a) managing the Facilities and expanding them where economically feasible, (b) acquiring existing self-storage facilities, (c) converting other commercial real estate into self-storage facilities, and
(d) developing new self-storage facilities. The Company's strategies for accomplishing these objectives are:

Internal Growth Strategies

The Company's internal growth strategy is to increase cash flow at the Facilities (and any additional facilities hereafter acquired) by (a) aggressively increasing rents on a regular basis, (b) containing costs and improving operating leverage, and (c) selectively expanding the Facilities, which includes the addition of climate controlled space.

* Increasing Rents - Revenues are increased through the use of sales and marketing programs that are customized for each location and an aggressive leasing program. The Company pursues an objective of being a price leader in its local markets and will attempt to increase rents at all of the Facilities throughout the year. The Company has a general policy that, as occupancy of all same-size units at a particular Facility nears 90%, it will consider increasing rents applicable to these units. The Company plans to continue this strategy at the Facilities and to implement it at facilities that may be acquired or developed in the future.

* Containing Costs and Improving Operating Leverage - The Company seeks to increase cash flow by containing facility operating expenses and spreading corporate overhead expense over an increasing number of facilities. The Company believes that new facilities can be added to the portfolio with very little additional overhead expense because of the Company's operating procedures, decentralized regional managers and management information systems. Through the use of area managers and regional managers, the Company operates with only one level of management between on-site managers and senior management.

* Expanding the Facilities - Many of the Facilities maintain levels of occupancy that when combined with local demand may make it economically feasible to expand existing storage space. In 1996, the Company completed the expansion of four Facilities that totaled 58,050 square feet. Additionally, in several of the Company's markets, there is increasing demand for climate controlled space which the Company currently rents for a premium over non-climate controlled space. In 1996, the Company completed climate-controlled conversions at six Facilities that totaled 18,450 square feet. The Company is exploring opportunities to add new climate controlled space or convert existing space to climate controlled space at the Facilities and other facilities that may be acquired in the future.

External Growth Strategies

The Company's external growth strategy focuses on (a) selectively acquiring additional self-storage facilities, (b) converting other real estate properties into self-storage facilities, and (c) developing new facilities. The Company's management consists of experienced acquisition, development, operations and finance personnel who, when evaluating potential opportunities for acquisition, development and conversion, analyze employment, population and income trends, proximity to major transportation arteries, retail centers and commercial services, visibility and other market data. However, certain potential financing techniques to support acquisition, development or conversion, such as incurrence of debt or issuance of additional equity securities, involve potential leveraging of the Company or dilution to existing shareholders.

* Acquiring Existing Facilities - The Company intends to acquire self-storage facilities that are (a) in the Company's geographic regions of operations where the Company can achieve greater market penetration and economies of scale or in attractive new markets and in new geographic regions where the Company can acquire sufficient facilities to achieve economies of scale, (b) available at attractive prices or currently underperforming and (c) capable of enhanced performance through the application of the Company's management expertise. The Company focuses on acquisitions of Facilities of sufficient size to provide attractive operating efficiencies. The Company believes attractive opportunities exist to acquire self-storage facilities because of the fragmented ownership throughout the industry and the shortage of skilled operators. By actively targeting underperforming facilities or facilities where the Company can apply its proven management techniques, the Company believes that it will be able to enhance its yields by maximizing cash flows at such properties. In addition, the Company believes it has the ability to attract potential sellers of self-storage properties by offering Units in exchange for such properties, thus allowing the sellers to defer taxes which would otherwise be payable upon a profitable sale of property. In 1996, the consideration for ten of the facilities acquired by the Company included 406,759 Units valued at $8,743,000.

*   Converting Other Real Estate into Self-Storage Facilities - The
    Company also has the ability to perform complex conversions of other real estate buildings into self-storage facilities, especially in metropolitan markets where new development or acquisitions may not be economically feasible. The Company believes that in certain markets the costs relating to conversion or redevelopment can be substantially less than those of acquisition or development. Additionally, the Company believes that conversions can simultaneously provide rapid in-fill of current regions of the Company's markets at attractive capitalization rates. Previously completed conversion projects include an automobile dealership in St. Louis, Missouri, and a hotel in New Orleans, Louisiana, and a 68,000 square foot former shoe warehouse in Atlanta, Georgia that commenced operations in March 1996.

* Developing New Facilities - The Company intends to develop self-storage facilities in certain of its markets where there are favorable demographics and where suitable acquisitions may not be available. New development may be done by the Company or by joint ventures in which the Company has an interest. The Company's management (through BHC) developed 36 self-storage facilities between 1974 and the IPO. This development capability will allow the Company the opportunity to grow when acquisition opportunities are not plentiful or economically attractive. In making its decision to develop a facility, the Company obtains information such as census data for the relevant market with respect to population density, income levels and the relative proportions of rental, commercial and residential space. In addition, the Company weighs the costs of acquisition, as measured by recent market sales or bids, versus the costs of development, including construction, land acquisition and site preparation. The Company intends to develop self-storage facilities where it believes there are strong barriers to entry, such as a limited number of suitable sites with the requisite zoning. The Company also intends to focus on development of facilities of sufficient size to provide attractive operating efficiencies.

DISPOSITIONS AND EXCHANGES

Management constantly reviews the Facilities comprising the Company's portfolio. The Company has no current intention to dispose of any of the Facilities, but may do so in the future. Any decision to dispose of a particular Facility would be based on a variety of factors, including, but not limited to, (a) the strategic fit with the rest of the Company's portfolio, (b) the potential to continue to increase cash flow and value in the particular market, (c) the current market value and (d) alternate uses of capital.

The Company may dispose of Facilities for cash or other consideration or may exchange Facilities with other entities, including other publicly-held self-storage REITs. During 1996, the Company exchanged two of its facilities in Oklahoma City, Oklahoma and $1,400,000 in additional consideration with Storage USA, Inc. for its facility in Jacksonville, Florida.

CAPITAL STRATEGY

Mortgages and Notes Payable:

The Company intends to maintain a conservative capital strategy and currently has a policy of limiting the amount of debt related to the Facilities as reflected on the Company's consolidated balance sheet, including debt of joint ventures in which the Company owns an interest, ("Company Debt") to less than 50% of the market value of the issued and outstanding Common Shares (including interests exchangeable for Common Shares) plus Company Debt ("Total Market Capitalization"). At December 31, 1996, the Company's Debt-to-Total Market Capitalization was 15.4%. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

The expansion of existing facilities, the acquisition, conversion and development of additional self-storage facilities, and the repayment of indebtedness, including amounts outstanding on the revolving line of credit, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by using
(a) net cash provided by operating activities, (b) any portion of net cash flow not currently distributed, (c) borrowings under the revolving line of credit and (d) the second funding under the Senior Notes (as described below). The Company intends to meet its long-term liquidity requirements primarily through (a) borrowings under the revolving line of credit, (b) the issuance of new debt and (c) the sale of Common Shares. The Company believes that its future net cash flow will be adequate to meet operating requirements and provide for payment of distributions by the Company in accordance with tax requirements relating to a REIT in the short-term and in the long-term.

The Company has a $100 million unsecured revolving line of credit that may be used to fund the acquisition, development or conversion of additional facilities. The credit line expires in January 1998, with a one-year extension at the Company's option upon satisfaction of certain conditions, and bears interest at a floating rate of LIBOR plus 162.5 basis points (7.267% at December 31, 1996).

In December 1996, the Company received commitments from various institutional investors for the private placement of $100 million of unsecured Senior Notes. The Company funded $75 million of the Senior Notes on January 22, 1997, and the remaining $25 million is expected to be funded during April 1997. The fixed rate debt has two separate series - Series A Senior Notes totaling $44 million with a final maturity of seven years, an average maturity of six years and a fixed interest rate of 7.47% (125 basis points over comparable Treasuries) and Series B Senior Notes totaling $56 million with a final maturity of ten years, an average maturity of eight years and a fixed interest rate of 7.66% (135 basis points over comparable Treasuries). The proceeds of the financing are being utilized to repay indebtedness under the revolving line of credit, to finance the acquisition of additional self-storage facilities and for general corporate purposes.

Issuance of Common Shares and Units:

On November 16, 1994, the Company completed the IPO with the public offering of 5,760,000 Common Shares at $17.50 per Common Share. Net of underwriting discounts and offering costs, the Company received $92,051,000 from the IPO. Concurrent with the IPO, the Original Investors transferred their interests in the Predecessor Company, the management business of BHC and other assets, to the Operating Partnership as set forth in the registration statement on Form S-11 relating to the IPO. Additionally, the Predecessor Company purchased 50,000 Common Shares pursuant to a concurrent private placement. Accordingly, the Original Investors received a 1.7% interest in the Company and 4.7% interest in the Operating Partnership.

During June and July 1995, the Company completed a public offering of 2,875,000 Common Shares at $20.00 per Common Share. Net of underwriting discounts and offering costs, the Company received $53,561,000 from this offering. The net proceeds have been used to repay indebtedness under the revolving line of credit, which was incurred in connection with the acquisition of facilities, and to acquire additional self-storage facilities.

During July 1996, the Company completed a public offering of 4,140,000 Common Shares at $20.25 per Common Share. Net of underwriting discounts and offering costs, the Company received $78,894,000 from this offering. The net proceeds were used to repay indebtedness under the revolving line of credit and a short-term acquisition loan, which was incurred in connection with the acquisition of facilities.

In November 1996, the Company filed a shelf registration statement covering $150,000,000 of equity securities. This registration statement has been declared effective and should permit the Company to access the equity markets efficiently when it deems appropriate. However, no assurance can be given that market conditions will be favorable for such an offering.

In connection with the acquisition of Facilities during 1995, the Company issued 183,774 Units valued at $3,652,000. In connection with the acquisition of Facilities during 1996, the Company issued 406,759 Units valued at $8,743,000.

The Units in the Operating Partnership not held by the Company can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. As of December 31, 1996, no Units had been converted to Common Shares or redeemed for cash.

COMPETITION

All of the Facilities are located in developed areas that include other self-storage facilities. The number of competitive self-storage facilities in a particular area could have a material effect on the Company's ability to lease self-storage units at the Facilities or at any newly developed or acquired facilities and on the rents charged. The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trustees. In addition, other forms of storage properties, warehouses and single-family housing provide alternatives to potential customers of self-storage facilities.

REGULATION

Environmental Matters

The Company is subject to federal, state, and local environmental laws, ordinances and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of self-storage facilities.

In developing properties and constructing facilities, the Company utilizes environmental consultants to determine whether there are any flood plains or wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction are planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements.

Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act.
This is an evolving program in most states. It is anticipated that general stormwater permits will be applicable to the Company's activities, and individual permits will not be required for existing or new development.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws, ordinances and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly remediate such substances, when released, may adversely affect the owner's ability to sell or lease such real estate or to borrow using such real estate as collateral, and may cause the property owner to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property for property damage.

The Company has not been notified by any governmental authority of any material noncompliance, claim, or liability in connection with any of the Facilities. The Company has not been notified of a claim for personal injury or property damage by a private party in connection with any of the Facilities in connection with environmental conditions.

A Phase I environmental assessment for each of the Facilities has been prepared by an independent environmental consultant. The purpose of each such report was to identify, to the extent reasonably possible and based on reasonably available information, whether the environmental quality of the Facility had been affected by hazardous or toxic substances, including petroleum products and asbestos.

The scope of the Phase I environmental assessment for each such Facility generally included: (a) a review of reasonably available maps, aerial photographs and other public information to analyze the past and present uses of the site; (b) limited inquiries of federal, state and local agencies having jurisdiction over certain environmental matters; and (c) an on-site assessment of the Facility to inspect for evidence of past or present on-site waste disposal, visible surface contamination, above-surface and subsurface storage tanks, drums, barrels and other storage containers, current waste streams and management practices, ACMs, and PCB transformers. In addition, as part of the Phase I environmental assessment, abutting properties and nearby sources of potential contamination were identified and evaluated for potential impact to the Facility, to the extent reasonably possible.

In connection with the acquisition of 25 facilities (the "Balcor/Colonial Facilities") from Balcor/Colonial Storage Income Fund - 86 (the "Seller") in May 1996, the Seller had a Phase I environmental assessment for each of the Balcor/Colonial Facilities prepared by an independent environmental consultant. The purpose and scope of such assessments was generally the same as set forth above with respect to Phase I environmental assessments of the other Facilities. None of these Phase I environmental assessments recommended any further investigation (except, in one instance, to confirm radon test results which was subsequently confirmed) at any of the Balcor/Colonial Facilities. However, based on the historical use of two of the sites, the Company engaged environmental consultants to conduct a limited subsurface soil and groundwater investigation to confirm the opinions expressed in the Phase I assessments of these sites. The results of such investigations indicated the presence of certain substances, the
presence of which may require monitoring, reporting or remediation.   Based
on the investigations, remedial action plans were prepared based on the maximum remediation effort that could be required under the appropriate state law. The Seller had placed $250,000 into escrow to be used towards a portion of the cost of remediation of these sites. Based on the remedial action plans, the Company received the full $250,000 held in escrow. Based upon the information which the Company has obtained and the receipt of the escrowed funds, the Company does not currently expect the aggregate cost of the remedying environmental conditions at these two Balcor/Colonial Facilities to have a material adverse effect on the financial condition or results of operations of the Company, although there can be no assurance that this will be the case.

The environmental assessments, and in certain circumstances further investigation, have not revealed, nor is the Company aware of, any environmental condition with respect to the Facilities that is expected to have a material adverse effect on the Company's financial condition or results of operations. No assurances can be given, however, that (a) the environmental assessments and further investigation which have been conducted with respect to the Facilities or which will be conducted with respect to the facilities that may be acquired or developed in the future, have revealed, or will reveal, all potential environmental liabilities, (b) any prior owner or operator of the real property on which the Facilities are located did not create any material environmental condition not known to the Company, or (c) an environmental condition does not otherwise exist as to any one or more of the Facilities, which liabilities or conditions could have a material adverse effect upon the financial condition or results of operations of the Company.

Americans with Disability Act

Under the Americans with Disability Act ("ADA"), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While the Company believe that the Facilities comply in all material respects with these physical requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that the Company is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. If the Company were required to make modifications to comply with the ADA, the Company's ability to make expected distributions to its shareholders could be adversely affected; however, management believes that such effect would be minimal.

Local Regulation

As with all real property, self-storage facilities must conform to local zoning ordinances. The Facilities' operations have not been subjected to any material zoning complaints. Typically, self-storage facilities are not a permitted use within the commercial and retail areas desired by the Company for the development of a new facility. Therefore, the Company must generally obtain a variance to undertake the development of a new facility. The zoning classifications for self-storage have been narrowed repeatedly so that new self-storage development within major metropolitan areas is becoming increasingly difficult. The restrictive zoning regulations may keep the industry restricted to all but those who have the expertise to show the benefits of self-storage to a community and have the credentials necessary to persuade zoning boards to rezone or grant variances.

INSURANCE

Management believes that each of the Facilities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains comprehensive liability, all-risk property insurance coverage with respect to the Facilities with policy specifications, limits and deductibles customarily carried for similar properties. In addition, the Company maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary and standard for the industry. The Company also has obtained or continued existing title insurance insuring fee title to each of the Facilities owned by the Company in an aggregate amount which the Company believes to be adequate.

EMPLOYEES

As of February 14, 1997, the Company (through the Operating Partnership and the Management Company) employed a total of 506 persons of which (a) 460 work at the Facilities, (b) nine work in the regional offices and (c) 37 work at the home office. The Company believes that relations with their employees are good.

STORAGE REALTY MANAGEMENT CO.

The Management Company manages ten Facilities owned by unrelated third parties. The managed Facilities contain approximately 470,000 net rentable square feet and are located in the following seven states: Florida (4), North Carolina (1), Georgia (1), Alabama (1), Missouri (1), Kansas (1) and Virginia (1). While the Management Company does not intend to actively expand this aspect of its operations, management of additional facilities in the future may be considered as a precursor to acquisition by the Operating Partnership or in order for the Company to become familiar with an attractive new market. Additionally, the Management Company conducts various other businesses, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various Facilities.

BHC owns 95% of the voting common stock of the Management Company, which is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock, entitled to .25% of all distributions, is owned by the Operating Partnership. The Operating Partnership owns 100% of the nonvoting preferred stock of the Management Company. The nonvoting preferred stock is entitled to dividends equal to 95% of all distributions of the Management Company. The charter of the Management Company requires the quarterly distribution as dividends of its net cash flow, subject to the discretion of the board of directors that there are funds legally available therefor. Such provision may not be changed without the consent of the holder of the preferred stock. Accordingly, the Operating Partnership expects to receive substantially all of the available net cash flow from the Management Company through ownership of the preferred stock and thereby will receive substantially all of the economic benefit of the operations carried on by the Management Company.

                             THE INDUSTRY

The self-storage industry is an integral part of the commercial and residential real estate markets, serving the storage needs of businesses and consumers. Initially developed in the early 1960s in the southwestern portion of the United States, self-storage facilities were built in response to the growing need for low-cost accessible storage. A number of factors have accelerated the demand for storage facilities including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of residential housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the accumulation of more possessions and the purchase of items such as boats and recreational vehicles which cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. In addition to traditional use by consumers, many retail stores and other businesses use self-storage facilities to store goods received from warehouses or, in some instances, directly from manufacturers, through just-in-time delivery systems. Self-storage facilities serve as additional storage capacity for households acquiring goods or businesses building inventory or producing storable items, such as new products or records.

In addition to providing affordable, accessible storage space for personal and business use, many facilities offer climate controlled units as well as outside storage pads for vehicles and boats. With the advent of resident managers, storing goods became a far more convenient process for customers (i.e. tenants renting self-storage space), resulting in increased customer awareness and appreciation. Rental units are usually secured by customer locks and only the customer has the key, thus ensuring controlled access. Facilities are generally fenced, have locked gates and are lighted at night. Computerized access gates for self-storage have made the overall storage process more convenient for the customer.

The successful development of self-storage facilities is becoming increasingly sophisticated. Specialized skills in areas such as site selection, design and unit mix are critical to the development of successful new self-storage projects on a cost efficient basis. Furthermore, new development in self-storage has become more difficult due to the lack of available capital, pressure from zoning boards and municipalities, and increases in building costs as new facilities are required to meet rigorous landscaping and other aesthetically oriented standards.

ITEM 2.     PROPERTIES

As of December 31, 1996, the Facilities owned by the Company consisted of 165 self-storage facilities located in 18 states containing approximately 8,491,000 net rentable square feet and 71,000 units. For these Facilities, the average net rentable square footage per property was approximately 51,500 and the average number of units per property was approximately 430. As of December 31, 1996, the weighted-average occupancy in these owned Facilities on a square footage basis was approximately 86%.

As of December 31, 1996, the Company, through joint ventures, had a 15% ownership interest in an operating self-storage facility and a 25% ownership interest in a self-storage facility under development.

As of December 31, 1996, the Facilities managed by the Management Company consisted of ten self-storage facilities located in seven states containing approximately 470,000 rentable square feet.

The table on the following pages sets forth the location of and other information relating to the Company's portfolio of owned Facilities and those Facilities in which the Company has a joint venture interest. The table does not include those Facilities managed by the Management Company.

FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
ALABAMA:
 MOBILE AREA:
     Hillcrest Road                     Mobile, AL                        306          34,350        1994             91
     Azalea Road                        Mobile, AL                        284          31,965        1995             98
     Moffat Road                        Mobile, AL                        451          42,838        1995             92
     Grelot Road                        Mobile, AL                        425          49,150        1996            100

COLORADO:
 COLORADO SPRINGS AREA:
     North Powers Blvd.                 Colo. Springs, CO                 500 <F*>     93,664 <F*>   1995             91
     Parkmoor Village Drive             Colo. Springs, CO                 495 <F*>     59,975 <F*>   1995             82
     Van Teylingen Drive                Colo. Springs, CO                 366          76,850        1995             91
     Centennial Blvd.                   Colo. Springs, CO                 443          81,700        1996             77
 DENVER AREA:
     South Clinton Street               Denver, CO                        336          32,260        1996             79
     North Washington Street            Denver, CO                        376          56,150        1996             78
 OTHER AREAS:
     College Avenue                     Ft. Collins, CO                   596          57,190        1995             80
     Wedgewood Avenue                   Longmont, CO                      447          51,020        1995             79

FLORIDA:
 JACKSONVILLE AREA:
     Phillips Highway                   Jacksonville, FL                  405          59,018        1994             88
     Roosevelt Blvd.                    Jacksonville, FL                  471          54,280        1995             97
     Ft. Caroline Road                  Jacksonville, FL                  664          67,745        1996             92
     Southside Blvd.                    Jacksonville, FL                  773          90,030        1996             97
     Park Avenue                        Orange Park, FL                   395          52,950        1994             94
 FLORIDA KEYS AREA:
     U.S. Highway 1                     Big Coppitt, FL                   229          15,269        1995             95
     Third Street, Stock Island         Key West, FL                      324          29,515        1994             94
 ORLANDO AREA:
     Semoran Blvd.                      Casselberry, FL                   637          66,625        1996             89
     Orange Blossom Trail               Orlando, FL                       799          83,350        1995             92
     McLeod Road                        Orlando, FL                       290          27,618        1995            100
     South Semoran Blvd.                Orlando, FL                       345          30,200        1996             95
 PENSACOLA AREA:
     Brent Lane                         Pensacola, FL                     322          34,346        1994             95
     Creighton Blvd.                    Pensacola, FL                     431          46,277        1994             89
 TAMPA BAY AREA:
     North Highland                     Clearwater, FL                    422          55,330        1996             88
     Alt. Highway 19 South              Tarpon Springs, FL                387          60,481        1994             93
     Highway 19 North                   Tarpon Springs, FL                740          80,670        1996             93
 OTHER AREAS:
     Cleveland Avenue                   Ft. Myers, FL                     574          65,219        1996             91
     N.W. 14th Street                   Miami, FL                         781          61,675        1995             87


                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
GEORGIA:
  ATLANTA AREA:
     2064 Briarcliff Road               Atlanta, GA                       174          45,725        1996             92
     2080 Briarcliff Road               Atlanta, GA                       442          49,172        1994             92
     Spring Street                      Atlanta, GA                       449          47,641        1995             27
     North Decatur Road                 Decatur, GA                       467          53,234        1994             92
     McElroy Road                       Doraville, GA                     637          75,810        1995             80
     Westmoreland Plaza                 Douglasville, GA                  424 <F*>     45,670 <F*>   1995             78
     Dura Lee Lane                      Douglasville, GA                  379          42,910        1995             83
     Highway 5                          Douglasville, GA                  354          50,000        1995             78
     Jonesboro Road                     Forest Park, GA                   388          44,350        1995             89
     Tara Blvd.                         Jonesboro, GA                     364          63,185        1994             93
     Whitlock Place                     Marietta, GA                      574          63,350        1995             87
     Cobb Parkway                       Marietta, GA                      431          47,980        1996             84
     Alpharetta Highway                 Roswell, GA                       678         113,310        1996             84
 AUGUSTA AREA:
     Old Petersburg Road                Augusta, GA                       354          41,115        1994             86
     Peach Orchard Road                 Augusta, GA                       548          69,290        1994             93
 OTHER AREAS:
     Atlanta Highway                    Bogart, GA                        416          43,530        1995             80
     North Columbia Street              Milledgeville, GA                 400          45,000        1995             87

ILLINOIS:
 CHICAGO AREA:
     Phillips Court                     Carol Stream, IL                  422          50,625        1994             88
     North Broadway                     Chicago, IL                       444          19,150        1994             92
     West Jarvis                        Chicago, IL                       299          12,752        1994             92
     West Lake Street                   Hanover Park, IL                  501          66,875        1994             94
     Roosevelt Road                     Winfield, IL                      540          48,050        1996             88

KANSAS:
 KANSAS CITY AREA:
     State Avenue                       Kansas City, KS                   366          40,477        1996             88
     Long Avenue                        Lenexa, KS                        332          51,316        1996             90
     Foxridge Lane                      Mission, KS                       565          78,850        1996             96
     Hemlock Avenue                     Overland Park, KS                 374          54,875        1996             92
     Hedge Lane Terrace                 Shawnee, KS                       304 <F*>     57,000 <F*>   1996             77
 OTHER AREA:
     Haskell Avenue                     Lawrence, KS                      447          61,920        1995             65

KENTUCKY:
 LEXINGTON AREA:
     Twilight Trail                     Frankfort, KY                     286          37,200        1994             82
     Winchester Road                    Lexington, KY                     454          55,700        1996             87


FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
KENTUCKY: (continued)
 LOUISVILLE AREA:
     Breckenridge Lane                  Louisville, KY                    319          34,490        1996             96
     4301 Poplar Level                  Louisville, KY                    437          44,305        1996             87
     4324 Poplar Level                  Louisville, KY                    357          37,525        1996             94

LOUISIANA:
  Church Street                         Lake Charles, LA                  356          65,620        1995             90

MISSISSIPPI:
 GULFPORT AREA:
     Highway 90                         Gautier, MS                       351          36,150        1994             91
     Highway 49 North                   Gulfport, MS                      482          64,620        1994             85
     Pass Road                          Gulfport, MS                      437          55,070        1994             86

MISSOURI:
 COLUMBIA AREA:
     Paris Road                         Columbia, MO                      302          36,924        1994             71
     Rangeline Street                   Columbia, MO                      500         122,000        1994             87
     I-70 Drive SE                      Columbia, MO                      210          29,625        1995             59
     Providence Road                    Columbia, MO                      271          68,957        1995             88
 KANSAS CITY AREA:
     South Highway M291                 Independence, MO                  564          59,192        1995             94
     East 67th Terrace                  Kansas City, MO                   674          77,834        1995             87
     James A. Reed Road                 Kansas City, MO                   456          51,152        1995             85
     47th Street                        Kansas City, MO                   315          42,406        1996             92
     Woodson Road                       Raytown, MO                       432          66,165        1996             90
 ST. LOUIS AREA:
     West Florrisant                    Ferguson, MO                      407          38,758        1996             96
     New Halls Ferry                    Florrisant, MO                    645          68,044        1994             87
     North Highway 67                   Florrisant, MO                    407          54,061        1996             95
     1550 North Lindbergh               St. Louis, MO                     660          73,105        1994             91
     2956 North Lindbergh               St. Louis, MO                     443          75,600        1994             83
     Bus Barn                           St. Louis, MO                      78           7,900        1995             89
     Third Street                       St. Louis, MO                     621          68,957        1995             89
     World Parkway Center               St. Louis, MO                     465          56,195        1995             86
     North Vandeventer                  St. Louis, MO                     524          33,147        1996             86
 OTHER AREAS:
     St. Mary's Blvd.                   Jefferson City, MO                344          34,750        1994             76
     Florida Street                     Springfield, MO                   232          32,814        1994             77


FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
NORTH CAROLINA:
 CHARLOTTE AREA:
     East W. T. Harris Blvd             Charlotte, NC                     361          36,790        1994             89
     South Blvd.                        Charlotte, NC                     318          36,074        1994             89
     North Tryon                        Charlotte, NC                     685          69,125        1994             73
     York Road                          Gastonia, NC                      362          38,400        1995             77
     Oregon Street                      Kannapolis, NC                    416          45,900        1994             72
 RALEIGH / DURHAM AREA:
     North Duke Street                  Durham, NC                        284          34,000        1994             89
     Kangaroo Drive                     Durham, NC                        669          47,502        1996             71
     Maitland                           Raleigh, NC                       332          38,700        1994             86
 OTHER AREAS:
     Skibo Road                         Fayetteville, NC                  364          41,600        1994             89
     O'Henry Blvd.                      Greensboro, NC                    393          37,180        1994             79
     Shipyard Blvd.                     Wilmington, NC                    365          41,092        1994             82

OHIO:
     Morse Road                         Columbus, OH                      511          62,140        1996             85

OKLAHOMA:
     South Garnett Road                 Tulsa, OK                         471          57,590        1996             86

SOUTH CAROLINA:
 CHARLESTON AREA:
     2560 Ashley Phosphate Road         Charleston, SC                    287          33,514        1994             80
     2840 Ashley Phosphate Road         Charleston, SC                    219          22,722        1994             56
     5715 Dorchester Road               Charleston, SC                    186          33,010        1994             87
     6654 Dorchester Road               Charleston, SC                    354          43,274        1994             69
     Sam Rittenburg Blvd.               Charleston, SC                    251          31,230        1994             94
 COLUMBIA AREA:
     Broad River Road                   Columbia, SC                      319          38,088        1994             87
     Buckner Road                       Columbia, SC                      499          56,830        1994             94
     Decker Park Road                   Columbia, SC                      274          34,414        1994             85
     Rosewood Drive                     Columbia, SC                      292          31,534        1994             94
     River Drive                        Columbia, SC                      383          51,700        1996             83
     Plumbers Road                      Columbia, SC                      335          30,900        1995             71
     Airport Blvd.                      West Columbia, SC                 280          34,416        1994             90
     Orchard Drive                      West Columbia, SC                 253          24,447        1994             90



FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
SOUTH CAROLINA: (continued)
 GREENVILLE AREA:
     Whitehorse Road                    Greenville, SC                    448          49,700        1994             82
     Wood Lake Road                     Greenville, SC                    285          30,300        1994             86
     Pineknoll Road                     Greenville, SC                    442          50,325        1996             89
     North Main Street                  Mauldin, SC                       329          42,950        1994             73
     Grand View Drive                   Simpsonville, SC                  369          48,225        1994             59
     Chesnee Highway                    Spartanburg, SC                   423          51,421        1995             72
     Wade Hampton Blvd.                 Taylors, SC                       299          37,394        1994             81
 HILTON HEAD AREA:
     Office Park Road                   Hilton Head, SC                   420          46,925        1994             97
     Yacht Cove Drive                   Hilton Head, SC                   492          58,575        1995             79

TENNESSEE:
 CHATTANOOGA AREA:
     Gadd Road                          Hixson, TN                        322          35,115        1994             71
     Highway 153                        Hixson, TN                        434          46,450        1994             81
     Harding Road                       Red Bank, TN                      342          37,980        1994             90
 KNOXVILLE AREA:
     Kingston Pike                      Knoxville, TN                     365          38,850        1994             87
     Middlebrook Pike                   Knoxville, TN                     302          29,752        1994             97
 MEMPHIS AREA:
     American Way                       Memphis, TN                       362          39,790        1994             88
     Raleigh-LaGrange                   Memphis, TN                       348          37,480        1994             94
     4175 Winchester Road               Memphis, TN                       362          36,820        1994             85
     4705 Winchester Road               Memphis, TN                       484          60,693        1995             89
     6390 Winchester Road               Memphis, TN                       360          39,444        1996             94
     Madison Avenue                     Memphis, TN                       286          27,771        1995             92
     Summer Avenue                      Memphis, TN                       369          46,010        1996             92
 NASHVILLE AREA:
     Myatt Drive                        Madison, TN                       318          32,300        1994             84
     Williams Avenue                    Madison, TN                       946         136,899        1996             90
     Lafayette Street                   Nashville, TN                     339          37,775        1994             89
     Metroplex Drive                    Nashville, TN                     396          49,780        1994             80
     Welshwood Drive                    Nashville, TN                     518          60,475        1995             81
     McNally Drive                      Nashville, TN                     612          85,228        1996             83



FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
TEXAS:
 DALLAS / FT. WORTH AREA:
     Inwood Road                        Addison, TX                       558          79,192        1995             92
     3006 West Division                 Arlington, TX                      23          46,000        1994            100
     3008 West Division                 Arlington, TX                     301          49,315        1994             95
     West Trinity Mills                 Carrollton, TX                    385          45,816        1994             95
     South Cedar Ridge                  Duncanville, TX                   327          36,000        1994             99
     Spaceway / Cedar Ridge             Duncanville, TX                   475          73,094        1995             94
     Jackson Drive                      Garland, TX                       603          72,520        1996             78
     East Buckingham Road               Garland, TX                       318          40,700        1996             99
     Bolen Road                         Kennedale, TX                     299          33,080        1994             89
     Avenue K                           Plano, TX                         861          87,122        1996             85
 HOUSTON AREA:
     Fondren                            Houston, TX                       393          41,538        1994             85
     Wallisville Road                   Houston, TX                       415          44,944        1994             97
     Addicks Satsuma                    Houston, TX                       361          38,354        1995             88
     South Main                         Houston, TX                       604          68,638        1995            100
     Bingle Road                        Houston, TX                       702          63,300        1995             88
     Hayes Road                         Houston, TX                       744          67,500        1995             89
     Mangum Road                        Houston, TX                       466          33,250        1995             81
     S.W. Freeway                       Houston, TX                     1,562         109,717        1995             77
     2510 FM 1960 West                  Houston, TX                       506          50,565        1996             85
     Dominion Drive                     Katy, TX                          469          69,575        1996             76
 OTHER AREA:
     West 42nd Street                   Odessa, TX                        345          37,116        1994             84

VIRGINIA:
     Western Branch Blvd.               Chesapeake, VA                    654          75,300        1996             90

WISCONSIN:
 MILWAUKEE AREA:
     West Dean Road                     Milwaukee, WI                   1,103 <F*>    205,190 <F*>   1996             69
     Foster Court                       Waukesha, WI                      217          49,632        1996             91
                                                                       ------       ---------                         --

     TOTAL                                                             71,242       8,491,288                         86
                                                                       ======       =========                         ==

<F*> Units and Net Rentable Square Footage include
       outside parking for the following locations:
     West Dean Road                     Milwaukee, WI                     374          98,062
     North Powers Blvd.                 Colorado Springs, CO               42           9,350
     Hedge Lane Terrace                 Shawnee, KS                        27           6,050
     Westmoreland Plaza                 Douglasville, GA                   38           5,920
     Parkmoor Village Drive             Colorado Springs, CO               17           3,200



FACILITIES OWNED BY JOINT VENTURES:

                                                                                       Net                        Percentage
                                                                                     Rentable        Year          Occupancy
                                                                                      Square      Acquired by        as of
                                                                         Units       Footage     Storage Trust     12/31/96
                                                                        ------      --------    --------------     --------
     Tulane Avenue                      New Orleans, LA                   821         153,986        1994             96
     Marian Ridge                       Kansas City, MO <F1>               -             -           1996             -
                                                                          ---         -------

     TOTAL                                                                821         153,986
                                                                          ===         =======

     <F1> Currently being developed into self-storage space.

ITEM 3.     LEGAL PROCEEDINGS

The Company and its subsidiaries are not subject to any pending material legal proceedings. The Company and its subsidiaries are parties to a variety of legal proceedings arising in the ordinary course of their business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's shareholders for a vote since the last annual meeting of shareholders held on May 8, 1996.

                              PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

The information required by this item is hereby incorporated by reference to the material appearing on page 25 of the Company's 1996 Annual Report (the "Annual Report") under the caption "Shareholder and Investor Information."


ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is hereby incorporated by reference to the data appearing on the inside front cover of the Annual Report under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is hereby incorporated by reference to the material appearing on pages 9 through 12 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is hereby incorporated by reference to the "Report of Independent Auditors," "Storage Trust Realty Consolidated Balance Sheets as of December 31, 1996 and 1995," "Storage Trust Realty and Predecessor Company Consolidated and Combined Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994," "Storage Trust Realty and Predecessor Company Consolidated and Combined Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994," "Storage Trust Realty and Predecessor Company Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994" and "Storage Trust Realty and Predecessor Company Notes to Consolidated and Combined Financial Statements" appearing in the Annual Report on pages 13 through 23.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997 (the "Proxy Statement"), under the captions "Election of Trustees" and "Management - Trustees and Executive Officers" and page 14 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing on pages 6 through 11 of the Proxy Statement under the captions "Executive Compensation - Summary Compensation Table," " - Option Grants," " - Aggregated Option Exercises in 1996 and Year-End Option Values," " - Option Plan," " - Incentive Compensation," " - Retirement Savings Plan," " - Compensation of Trustees," " - Non-competition Agreements and Termination of Employment," "Compensation Committee Interlocks and Insider Participation," " - Executive Compensation Committee Report on Executive Compensation" and " - Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference to the material appearing on pages 13 and 14 of the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing on page 12 of the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

  (a)    The following documents are filed as part of this report:

         (1)  Financial Statements

              The balance sheets as of December 31, 1996 and 1995 and the statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with related notes and the independent auditors report dated January 22, 1997, except for Note 9, which is dated
              January 31, 1997, appearing on pages 13 through 23 of the Annual
              Report, which is filed as Exhibit 13.1 to this report.

         (2)  Financial Statement Schedules and Independent Auditors Report

              Title                                                 Schedule
              -----                                                 --------

              Real Estate and Accumulated Depreciation                 III

              The independent auditors' report with respect to the financial statement schedule appears on page 27 herein.

         (3)  Exhibits

              2.1       Agreement of Sale between Storage Trust Properties, L.P.
                        and Balcor/Colonial Storage Income Fund - 86, dated as of
                        March 5, 1996, is hereby incorporated by reference to
                        Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 5, 1996.

              2.2       First Amendment to Agreement of Sale between Storage Trust
                        Properties L.P. and Balcor/Colonial Storage Income Fund -
                        86, dated as of April 24, 1996, is hereby incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1996.

              3.1       Second Amended and Restated Declaration of Trust of the
                        Registrant is hereby incorporated by reference to Exhibit
                        3.5 to the Registrant's Registration Statement on Form
                        S-11 (No. 33-83016).

              3.2 Amended and Restated Bylaws of the Registrant are hereby incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-11
                        (No. 33-83016).

              4.1 Form of Common Share Certificate is hereby incorporated by reference to Exhibit 4.1 to the Registrant's
                        Registration Statement on Form S-11 (No. 33-83016).


         (3)  Exhibits (continued)


              10.1      Amended and Restated Agreement of Limited Partnership of
                        Storage Trust Properties, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1994.

              10.1(a) First Amendment to the Amended and Restated Agreement of Limited Partnership, dated November 12, 1996, is hereby incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

              10.2 Non-competition Agreement between the Registrant and each of Gordon Burnam, Michael G. Burnam and P.
                        Crismon Burnam are hereby incorporated by reference to Exhibit 10.2 to the Registrant's Registration
                        Statement on Form S-11 (No. 33-92556).

              10.3 Storage Trust Realty 1994 Share Option Plan is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

              10.3(a) First Amendment to Share Option Plan is hereby incorporated by reference to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1996.

              10.4 Retirement Savings Plan is hereby incorporated by reference to Exhibit 10.4 to the Registrant's
                        Registration Statement on Form S-11 (No. 33-83016).

              10.4(a)   Amendment to Retirement Savings Plan, dated October 31,
                        1996.

              10.5 Indemnification Agreement between the Registrant and its Trustees and officers is hereby incorporated by reference to Exhibit 10.5 to the Registrant's
                        Registration Statement on Form S-11 (No. 33-92556).

              10.6      Registration Rights and Lock-Up Agreement between the
                        Registrant and certain investors is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 (No.
                        33-92556).

              10.7      Contract for the Purchase and Sale of Commercial Real
                        Estate (Self-Storage Properties), entered into on July
                        15, 1994, between Burnam Storage Associates, L.L.C. and
                        Vanguard Self-Storage Partnership is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (No.
                        33-83016).

              10.8      Contract for the Purchase and Sale of Commercial Real
                        Estate (Self-Storage Properties), entered into on July
                        14, 1994, between Burnam Storage Associates, L.L.C. and
                        Colonial Storage Center I, Ltd. is hereby incorporated by reference to Exhibit 10.8 to the Registrant's
                        Registration Statement on Form S-11 (No. 33-83016).


         (3)   Exhibits (continued)

              10.9      Contract for the Purchase and Sale of Commercial Real
                        Estate (Self-Storage Properties), entered into on July
                        14, 1994, between Burnam Storage Associates, L.L.C. and
                        Colonial Storage Centers II, Ltd. is hereby incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-11 (No.
                        33-83016).

              10.10     Contract for the Purchase and Sale of Commercial Real
                        Estate (Self-Storage Properties), entered into on July
                        14, 1994, between Burnam Storage Associates, L.L.C. and
                        Colonial Storage Centers III, Ltd. is hereby incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-11 (No.
                        33-83016).

              10.11     Corporate Services Agreement, dated as of November 16,
                        1994, among Storage Trust Management Co., Storage
                        Trust Properties, L.P. and the Registrant is hereby incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

              10.11(a)  Amendment to Corporate Services Agreement, dated as of
                        January 1, 1996.

              10.13 Revolving Credit Agreement, dated January 25, 1996, by and among Storage Trust Properties, L.P., The First
                        National Bank of Boston, Bank of America Illinois and the other lending institutions which may become parties thereto, and The First National Bank of Boston, as agent is hereby incorporated by reference to the
                        Exhibit 10.13 to the Registrant's Registration
                        Statement on Form S-3 (No. 333-01576).

              10.13(a) Unconditional Guaranty of Payment and Performance, dated January 25, 1996, executed by Storage Trust
                        Realty.

              10.13(b)  First Amendment to the Revolving Credit Agreement and
                        Guaranty, dated December 13, 1996.

              10.14 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage
                        Trust Properties, L.P., guaranteed by the Registrant.

              13.1      1996 annual report to shareholders.


         (3)  Exhibits (continued)

              21.1      Subsidiaries of the Registrant.

              23.1      Consent of Ernst & Young LLP.

              27        Financial Data Schedule.


     (b) One report on Form 8-K, dated September 16, 1996, was filed in the fourth quarter of 1996 to report financial information with respect to the acquisition of 12 self-storage facilities by the Company. Historical Summaries of Combined Gross Revenue and
            Direct Operating Expenses for the six months ended June 30, 1996
            (Unaudited) and for the year ended December 31, 1995 (Audited) were filed with the Form 8-K for nine of the 12 facilities acquired. In addition, an unaudited Pro Forma Balance Sheet as of June 30, 1996 and unaudited Pro Forma Statements of Operation for the six months ended June 30, 1996 and for the year ended
            December 31, 1995 were presented.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STORAGE TRUST REALTY


Date:  February 27, 1997               By   /s/ Michael G. Burnam
                                         ----------------------------------
                                            Michael G. Burnam
                                            Chief Executive Officer and Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                               Title                                                 Date
    ---------                               -----                                                 ----


 /s/ Michael G. Burnam                   Chief Executive Officer and Trustee               February 27, 1997
-----------------------                  (Principal Executive Officer)
Michael G. Burnam


 /s/ Stephen M. Dulle                    Chief Financial Officer                           February 27, 1997
-----------------------                  (Principal Accounting and
Stephen M. Dulle                         Financial Officer)


 /s/ Gordon Burnam                       Chairman of the Board of                          February 27, 1997
-----------------------                  Trustees
Gordon Burnam


 /s/ P. Crismon Burnam                   Chief Operating Officer and                       February 27, 1997
-----------------------                  Trustee
  P. Crismon Burnam


 /s/ Blake Eagle                         Trustee                                           February 27, 1997
-----------------------
Blake Eagle


 /s/ Randall K. Rowe                     Trustee                                           February 27, 1997
-----------------------
Randall K. Rowe


 /s/ Daniel C. Staton                    Trustee                                           February 27, 1997
-----------------------
Daniel C. Staton


 /s/ Fredrick W. Petri                   Trustee                                           February 27, 1997
-----------------------
Fredrick W. Petri

                      REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Trustees of Storage Trust Realty

We have audited the consolidated balance sheets of Storage Trust Realty (the "Company") as of December 31, 1996 and 1995, and the related consolidated and combined statements of operations, shareholders' equity and cash flows of Storage Trust Realty and Predecessor Company for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 22, 1997 (except for Note 9, as to which the date is January 31, 1997); such consolidated and combined financial statements and report are included in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Storage Trust Realty listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP

Chicago, Illinois
January 22, 1997

                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                        Build-
                                                           Initial        Subsequent             Gross Carrying               ing
                                                           Cost To            To                   Amount At                   De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
--------------------------------------------- -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
3008 West Division            Arlington, TX              $ 150    $ 945 $ - $ 27    $ 150   $  972  $ 1,122     $ 53   1994      40
3006 West Division            Arlington, TX                163      741   -   29      163      770      933       41   1994      40
2080 Briarcliff Road          Atlanta, GA                  465    2,303   -   23      465    2,326    2,791      129   1994      40
Peach Orchard Road            Augusta, GA                  367    1,531   -   14      367    1,545    1,912      141   1994      40
Old Petersburg Road           Augusta, GA                   71    1,050   -   38       71    1,088    1,159       59   1994      40
Phillips Court                Carol Stream, IL             345    1,409   -   21      345    1,430    1,775       74   1994      40
West Trinity Mills            Carrollton, TX               320    1,642   -   16      320    1,658    1,978       92   1994      40
Sam Rittenburg Blvd.          Charleston, SC               200      929   -   13      200      942    1,142       54   1994      40
5715 Dorchester Road          Charleston, SC                58      820   -   64       58      884      942       48   1994      40
6654 Dorchester Road          Charleston, SC               175      676   -   14      175      690      865       41   1994      40
2840 Ashley Phosphate Road    Charleston, SC                37      572   -   58       37      630      667       35   1994      40
2560 Ashley Phosphate Road    Charleston, SC               113      539   -   13      113      552      665       33   1994      40
North Tyron                   Charlotte, NC                119    1,797   -   98      119    1,895    2,014      104   1994      40
East W.T. Harris Blvd.        Charlotte, NC                320    1,099   -   31      320    1,130    1,450       65   1994      40
South Blvd.                   Charlotte, NC                275    1,075   -   18      275    1,093    1,368       63   1994      40
North Broadway                Chicago, IL                   60      610   -  101       60      711      771       41   1994      40
West Jarvis                   Chicago, IL                   40      419   -   52       40      471      511       24   1994      40
Rangeline Street              Columbia, MO                 205    2,840 (30) 344      175    3,184    3,359      171   1994      40
Home Office                   Columbia, MO                  33      252   3  590       36      842      878      108   1994      40
Paris Road                    Columbia, MO                 175      981   -   20      175    1,001    1,176       57   1994      40
Rosewood Drive                Columbia, SC                 245    1,227   -   13      245    1,240    1,485       69   1994      40
Decker Park Road              Columbia, SC                 205      970   -   17      205      987    1,192       57   1994      40
Broad River Road              Columbia, SC                 213      945   -   27      213      972    1,185       55   1994      40
Buckner Road                  Columbia, SC                 211      883   -   80      211      963    1,174       50   1994      40
North Decatur Road            Decatur, GA                  325    1,304   -   22      325    1,326    1,651       70   1994      40
South Cedar Ridge             Duncanville, TX              173      910   -   27      173      937    1,110       54   1994      40
North Duke Street             Durham, NC                   300    1,228   -   16      300    1,244    1,544       69   1994      40
Skibo Road                    Fayetteville, NC             348    1,540   -   15      348    1,555    1,903       88   1994      40
New Halls Ferry               Florissant, MO               390    1,551   -   76      390    1,627    2,017       84   1994      40
Twilight Trial                Frankfort, KY                 64      929   -   93       64    1,022    1,086       55   1994      40
Highway 90                    Gautier, MS                   62      955   -  115       62    1,070    1,132       60   1994      40


                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                         Build-
                                                           Initial        Subsequent             Gross Carrying                ing
                                                           Cost To            To                   Amount At                   De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
--------------------------------------------- -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
O'Henry Blvd.                 Greensboro, NC              $ 64    $ 978 $ - $ 93     $ 64  $ 1,071  $ 1,135     $ 58   1994      40
Whitehorse Road               Greenville, SC               310    1,269   -   12      310    1,281    1,591       96   1994      40
Wood Lake Road                Greenville, SC               171      686   -   16      171      702      873       38   1994      40
Pass Road                     Gulfport, MS                  95    1,394   -   78       95    1,472    1,567       80   1994      40
Highway 49 North              Gulfport, MS                 227    1,157   -   39      227    1,196    1,423       64   1994      40
West Lake Street              Hanover Park, IL             493    2,015   -   27      493    2,042    2,535      108   1994      40
Office Park Road              Hilton Head, SC      (f)     482    1,965   -   12      482    1,977    2,459      139   1994      40
Highway 153                   Hixson, TN                   270    1,084   -   32      270    1,116    1,386       59   1994      40
Gadd Road                     Hixson, TN                   170      960   -    6      170      966    1,136       56   1994      40
Wallisville Road              Houston, TX                  313    1,550   -   23      313    1,573    1,886       88   1994      40
Fondren                       Houston, TX                  240    1,096   -    7      240    1,103    1,343       62   1994      40
Phillips Highway              Jacksonville, FL             335    1,465   -   30      335    1,495    1,830      204   1994      40
St. Mary's Blvd.              Jefferson City, MO            60      892   -   49       60      941    1,001       52   1994      40
Tara Boulevard                Jonesboro, GA                320    1,361   -   33      320    1,394    1,714      162   1994      40
Oregon Street                 Kannapolis, NC               353    1,416   -    7      353    1,423    1,776       76   1994      40
Bolen Road                    Kennedale, TX                175      951   -   14      175      965    1,140       55   1994      40
Third Street, Stock Island    Key West, FL                 320    1,280   -  291      320    1,571    1,891       74   1994      40
Kingston Pike                 Knoxville, TN                315    1,095   -   15      315    1,110    1,425       62   1994      40
Middlebrook Pike              Knoxville, TN                220      975   -   18      220      993    1,213       57   1994      40
Myatt Drive                   Madison, TN                  233      936   -    6      233      942    1,175       54   1994      40
North Main Street             Mauldin, SC                  212      881   -    9      212      890    1,102       85   1994      40
American Way                  Memphis, TN                  300    1,170   -  166      300    1,336    1,636       71   1994      40
Raleigh-LaGrange              Memphis, TN                  220    1,173   -   25      220    1,198    1,418       69   1994      40
4175 Winchester Road          Memphis, TN                  165      962   -   30      165      992    1,157       57   1994      40
Hillcrest Road                Mobile, AL                   153      699   -   68      153      767      920      125   1994      40
Lafayette Street              Nashville, TN                270    1,122   -   45      270    1,167    1,437       90   1994      40
Metroplex Drive               Nashville, TN                268    1,444   -   16      268    1,460    1,728       83   1994      40
West 42nd Street              Odessa, TX                   145      865   -   15      145      880    1,025       50   1994      40
Park Avenue                   Orange Park, FL              310    1,320   -   22      310    1,342    1,652      150   1994      40
Brent Lane                    Pensacola, FL                127      613   -   28      127      641      768      137   1994      40
Creighton Blvd.               Pensacola, FL                 65      994   -  148       65    1,142    1,207       57   1994      40
Maitland                      Raleigh, NC                  275    1,368   -   24      275    1,392    1,667       79   1994      40
Harding Road                  Red Bank, TN                 158      934   -    7      158      941    1,099       56   1994      40



                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                         Build-
                                                           Initial        Subsequent             Gross Carrying                ing
                                                           Cost To            To                   Amount At                   De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
-------------------------------------------   -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
Grand View Drive              Simpsonville, SC           $ 157    $ 641 $ 87 $  432 $ 244  $ 1,073  $ 1,317     $ 37   1994      40
Florida Street                Springfield, MO               98      636   -      19    98      655      753       38   1994      40
2956 North Lindbergh          St. Louis, MO                554    2,269   -      99   554    2,368    2,922      174   1994      40
1550 North Lindbergh          St. Louis, MO                339    1,362   -      24   339    1,386    1,725       81   1994      40
Alt. Highway 19 South         Tarpon Springs, FL           448    1,092   -     556   448    1,648    2,096       64   1994      40
Wade Hampton Blvd.            Taylors, SC                  190      917   -      19   190      936    1,126       53   1994      40
Airport Blvd.                 West Columbia, SC            145      847   -      19   145      866    1,011       50   1994      40
Orchard Drive                 West Columbia, SC             42      643   -      99    42      742      784       40   1994      40
Shipyard Blvd.                Wilmington, NC               297    1,195   -      11   297    1,206    1,503       64   1994      40
Inwood Road                   Addison, TX                  650    2,603   -      73   650    2,676    3,326      120   1995      40
Spring Street                 Atlanta, GA                  379    1,526   -   1,212   379    2,738    3,117       77   1995      40
U.S. Highway 1                Big Coppitt, FL              230      930   -      15   230      945    1,175       41   1995      40
Atlanta Highway               Bogart, GA                   278    1,110   -      39   278    1,149    1,427       45   1995      40
Van Teylingen Drive           Colorado Springs, CO         580    2,316   -      36   580    2,352    2,932      116   1995      40
North Powers                  Colorado Springs, CO         680    2,722   -      28   680    2,750    3,430       98   1995      40
Parkmoor Village Drive        Colorado Springs, CO         415    1,661   -      48   415    1,709    2,124       83   1995      40
Providence Road               Columbia, MO                 220      891   -      21   220      912    1,132       48   1995      40
I-70 Drive SE                 Columbia, MO                 150      662   -      38   150      700      850       37   1995      40
Plumbers Road                 Columbia, SC                 140      315   -      42   140      357      497       17   1995      40
McElroy Road                  Doraville, GA                395    1,584   -      63   395    1,647    2,042       79   1995      40
Westmoreland Plaza            Douglasville, GA             260    1,052   -      50   260    1,102    1,362       58   1995      40
Highway 5                     Douglasville, GA             283    1,136   -      66   283    1,202    1,485       49   1995      40
Dura Lee Lane                 Douglasville, GA             251    1,008   -      60   251    1,068    1,319       43   1995      40
Spaceway                      Duncanville, TX              200      809   -      68   200      877    1,077       49   1995      40
South Cedar Ridge             Duncanville, TX              220      887   -       6   220      893    1,113       42   1995      40
Jonesboro Road                Forest Park, GA              321    1,286   -      25   321    1,311    1,632       54   1995      40
College Avenue                Fort Collins, CO             415    1,667   -      30   415    1,697    2,112       88   1995      40
York Road                     Gastonia, NC                 200      802   -      25   200      827    1,027       32   1995      40
Yacht Cove Drive              Hilton Head, SC              868    3,477   -      59   868    3,536    4,404      144   1995      40
S.W. Freeway                  Houston, TX                  600    2,884   -     233   600    3,117    3,717      147   1995      40
South Main                    Houston, TX                  737    2,951   -      42   737    2,993    3,730      112   1995      40
Mangum Road                   Houston, TX                  420    1,684   -      58   420    1,742    2,162       64   1995      40
Hayes Road                    Houston, TX                  409    1,641   -      56   409    1,697    2,106       63   1995      40



                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                         Build-
                                                           Initial        Subsequent             Gross Carrying                ing
                                                           Cost To            To                   Amount At                    De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
--------------------------------------------- -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
Addicks Satsuma               Houston, TX                $ 248  $ 1,000 $ - $   72  $ 248  $ 1,072  $ 1,320   $   59   1995      40
Bingle Road                   Houston, TX                  321    1,286   -     39    321    1,325    1,646       49   1995      40
South Highway M291            Independence, MO             352    1,460   -     62    352    1,522    1,874       64   1995      40
Roosevelt Blvd.               Jacksonville, FL             305    1,225   -     37    305    1,262    1,567       52   1995      40
East 67th Terrace             Kansas City, MO              404    1,680 101    465    505    2,145    2,650       80   1995      40
James A. Reed Road            Kansas City, MO              323    1,343   -    162    323    1,505    1,828       59   1995      40
Church Street                 Lake Charles, LA             215      869   -     40    215      909    1,124       52   1995      40
Haskell Avenue                Lawrence, KS                 379    1,574   -     61    379    1,635    2,014       69   1995      40
Wedgewood Avenue              Longmont, CO                 300    1,709   -     25    300    1,734    2,034       94   1995      40
Whitlock Place                Marietta, GA                 483    1,931   -     17    483    1,948    2,431       73   1995      40
4705 Winchester Road          Memphis, TN                  395    1,611   -    133    395    1,744    2,139       86   1995      40
Madison Avenue                Memphis, TN                  178      718   -     35    178      753      931       38   1995      40
N.W. 14th Street              Miami, FL                    703    3,090   -     37    703    3,127    3,830      134   1995      40
North Columbia Street         Milledgeville, GA            325    1,303   -     33    325    1,336    1,661       55   1995      40
Moffat Road                   Mobile, AL                   300    1,199   -     62    300    1,261    1,561       49   1995      40
Azalea Road                   Mobile, AL                   210      839   -     62    210      901    1,111       43   1995      40
Welshwood Drive               Nashville, TN                601    2,407   -     28    601    2,435    3,036      101   1995      40
McLeod Road                   Orlando, FL                  234      936   -     44    234      980    1,214       41   1995      40
Orange Blossom Trial          Orlando, FL                  482    1,939   -     86    482    2,025    2,507       89   1995      40
Chesnee Highway               Spartanburg, SC              283    1,136   -    106    283    1,242    1,525       48   1995      40
Third Street                  St. Louis, MO                670    2,770   -     56    670    2,826    3,496      141   1995      40
Bus Barn                      St. Louis, MO                256        9   -    149    256      158      414        5   1995      40
World Parkway Center          St. Louis, MO                320    1,315   -     17    320    1,332    1,652       67   1995      40
                                                  ------------------------------------------------------------------
                                                        33,919  153,297 161  8,994 34,080  162,291  196,371    8,755
                                                  ------------------------------------------------------------------


                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                         Build-
                                                           Initial        Subsequent             Gross Carrying                ing
                                                           Cost To            To                   Amount At                    De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
--------------------------------------------- -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
1996 ACQUISITIONS

2064 Briarcliff Road          Atlanta, GA                $ 738  $ 2,223 $ - $ 15    $ 738  $ 2,238  $ 2,976     $ 40   1996      40
Semoran Blvd.                 Casselberry, FL              640    1,948   -   38      640    1,986    2,626       35   1996      40
Western Branch Blvd.          Chesapeake, VA               798    2,410   -   22      798    2,432    3,230       44   1996      40
North Highland                Clearwater, FL               368    1,472   -   50      368    1,521    1,889       31   1996      40
Centennial Blvd.              Colorado Springs, CO         670    2,748   -   16      670    2,765    3,435       31   1996      40
River Drive                   Columbia, SC                 252    1,038   -    -      252    1,038    1,290       22   1996      40
Morse Road                    Columbus, OH                 530    1,598   -   25      530    1,623    2,153       29   1996      40
North Washington Street       Denver, CO                   431    1,731   -   13      431    1,744    2,175       20   1996      40
South Clinton Street          Denver, CO           (g)     260    1,065   -    4      260    1,069    1,329       14   1996      40
Kangaroo Drive                Durham, NC                   638    1,925   -   19      638    1,944    2,582       35   1996      40
West Florissant               Ferguson, MO                 302    1,206   -  312      302    1,518    1,820       29   1996      40
North Highway 67              Florissant, MO               441    1,737   -    6      441    1,743    2,184       36   1996      40
Cleveland Avenue              Ft. Myers, FL                563    1,715   -   45      563    1,760    2,323       32   1996      40
East Buckingham Road          Garland, TX                  443    1,346   -   27      443    1,374    1,817       25   1996      40
Jackson Drive                 Garland, TX                  686    2,076   -   33      686    2,110    2,796       38   1996      40
Pineknoll Road                Greenville, SC               495    1,499   -   45      495    1,544    2,039       28   1996      40
2510 FM 1960 West             Houston, TX                  325    1,305   -    7      325    1,312    1,637       10   1996      40
Southside Blvd.               Jacksonville, FL             750    3,030   -   18      750    3,048    3,798       40   1996      40
Ft. Caroline Road             Jacksonville, FL             835    2,537   -   36      835    2,573    3,408       46   1996      40
State Avenue                  Kansas City, KS              211      841   -   42      211      882    1,093       12   1996      40
47th Street                   Kansas City, MO              223      904   -   15      223      918    1,141       21   1996      40
Dominion Drive                Katy, TX                     550    1,877   -    -      550    1,877    2,427        9   1996      40
Long Avenue                   Lenexa, KS                   480    1,951   -   13      480    1,964    2,444       22   1996      40
Winchester Road               Lexington, KY                706    2,119   -   41      706    2,160    2,866       38   1996      40
4324 Poplar Road              Louisville, KY               454    1,369   -   34      454    1,403    1,857       25   1996      40
4301 Poplar Road              Louisville, KY               577    1,740   -   35      577    1,775    2,352       32   1996      40
Breckenridge Lane             Louisville, KY               521    1,571   -   22      521    1,593    2,114       28   1996      40
Williams Avenue               Madison, TN                1,154    4,633   -   56    1,154    4,689    5,843       53   1996      40
Cobb Parkway                  Marietta, GA                 800    2,409   -   36      800    2,445    3,245       44   1996      40
Summer Avenue                 Memphis, TN                  475    1,439   -   39      475    1,478    1,953       27   1996      40
6390 Winchester Road          Memphis, TN                  416    1,259   -   25      416    1,284    1,700       23   1996      40


                                                STORAGE TRUST REALTY
                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                (amounts in thousands)

                                                                             Cost
                                                                          Capitalized                                         Build-
                                                           Initial        Subsequent             Gross Carrying                ing
                                                           Cost To            To                   Amount At                    De-
                                                           Company        Acquisition          December 31, 1996               pre-
                                                         ------------- ----------------------------------------------  Year    cia-
                                                                                                              Accumu-   Ac-    tion
                                                                Build-      Build-          Build-             lated  quired   Term
                                                                ings        ings            ings              Depre-  By Stor-  In
                                              Encum-            & Fix-      & Fix-          & Fix-   Total    ciation  age     Years
          Description(a)                      brances    Land   tures  Land tures   Land    tures    (b)(d)      (c)  Realty    (e)
--------------------------------------------- -------    ----   ------ ---- -----   ----    ------   ------   ------- -------- -----
West Dean Road                Milwaukee, WI            $   830 $  2,490 $  - $    41 $   830 $  2,531 $  3,361 $    45  1996      40
Foxridge Lane                 Mission, KS                  500    2,032    -      14     500    2,047    2,547      23  1996      40
Grelot Road                   Mobile, AL                   378    1,519    -      36     378    1,555    1,933      38  1996      40
McNally Drive                 Nashville, TN                621    2,494    -      67     621    2,561    3,182      29  1996      40
South Semoran Blvd.           Orlando, FL                  272      832    -      38     272      870    1,142      16  1996      40
Hemlock Avenue                Overland Park, KS            560    2,275    -      15     560    2,290    2,850      26  1996      40
Avenue K                      Plano, TX                  1,072    3,232    -     121   1,072    3,353    4,425      59  1996      40
Woodson Road                  Raytown, MO                  720    2,920    -      14     720    2,934    3,654      33  1996      40
Alpharetta Highway            Roswell, GA                1,678    5,051    -      27   1,678    5,078    6,756      91  1996      40
Hedge Lane Terrace            Shawnee, KS                  340    1,385    -      14     340    1,399    1,739      16  1996      40
North Vandeventer             St. Louis, MO                186      745    -     307     186    1,052    1,238      16  1996      40
Highway 19 North              Tarpon Springs, FL           710    2,158    -      26     710    2,184    2,894      39  1996      40
South Garnett Road            Tulsa, OK                    430    1,297    -      19     430    1,316    1,746      24  1996      40
Foster Court                  Waukesha, WI                 457    1,381    -      32     457    1,413    1,870      25  1996      40
Roosevelt Road                Winfield, IL               1,012    3,037    -      22   1,012    3,059    4,071      55  1996      40
                                                  --------------------------------------------------------------------
Total 1996 Acquisitions                                 26,498   89,566    -   1,884  26,498   91,450  117,948   1,451
                                                  --------------------------------------------------------------------
                                                  --------------------------------------------------------------------
Total of All Facilities                                $60,417 $242,862 $161 $10,878 $60,578 $253,741 $314,319 $10,205
                                                  ====================================================================



See Accompanying Notes to Schedule III

                                          STORAGE TRUST REALTY
                     NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       (amounts in thousands)

(a). The land, building and fixtures detailed in Schedule III are used for self-storage facilities, with the exception of the Home Office.

(b).  The changes in land, building and fixtures for the years ended
      December 31, 1996, 1995, and 1994 are as follows:
                                                          1996                    1995               1994
                                              --------------------------   ------------------  -----------------
   Balance at beginning of the year                             $194,216             $101,077            $26,763
       Additions during the year:
         Cost of facilities acquired                 116,064               88,541              77,095
         Improvements                                  6,477                4,628                   0

                                              --------------------------   ------------------  -----------------
       Total additions during the year                           122,541               93,169             77,095

   Deductions during year:
         Cost of facilities exchanged                 (2,438)                 (30)                   0
         Non-cash reorganization
           adjustment                                      0                    0               (2,781)

                                              --------------------------   ------------------  -----------------
       Total deductions during the year                           (2,438)                 (30)            (2,781)
                                                           -------------          -----------        -----------
   Balance at end of year                                       $314,319             $194,216           $101,077
                                                           =============          ===========        ===========

(c). The changes in accumulated depreciation of buildings and fixtures for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                     1996           1995          1994
                                                -------------    ----------    -----------
   Balance at beginning of the year                  $ 4,197        $ 1,029        $ 4,898
     Depreciation expense                              6,102          3,168          1,019
     Facilities exchanged                                (94)             0              0
     Non-cash reorganization adjustment                    0              0         (4,888)

                                                ------------     ----------    -----------
   Balance at end of the year                       $ 10,205        $ 4,197        $ 1,029
                                                ============     ==========    ===========

(d). The aggregate cost of land, buildings, and fixtures for federal income tax basis purposes is approximately $ 312,492.

(e).   Depreciation is computed based upon the following useful lives:

             Building and building improvements           5 - 40 Years
             Fixtures, furniture and equipment              10 Years
             Signs/gates/fences                          10 - 20 Years
             Computer hardware                               5 Years
             Computer software                               3 Years

(f). Property secured a mortgage loan, which had a balance of $1,582 as of December 31, 1996. This was paid off on January 17, 1997.

(g). Property secured a mortgage loan, which had a balance of $1,000 as of December 31, 1996. This was paid off on January 31, 1997.