Form 10-K/A
period 1996-12-31
STORAGE TRUST REALTY
filed 1997-03-05
CIK 928735

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

         (3)  Exhibits

              13.1      1996 annual report to shareholders.



                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STORAGE TRUST REALTY


Date:  March 5, 1997                   By   /s/ Michael G. Burnam
                                         ----------------------------------
                                            Michael G. Burnam
                                            Chief Executive Officer and Trustee


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



    Signature                               Title                                                 Date
    ---------                               -----                                                 ----


 /s/ Michael G. Burnam                   Chief Executive Officer and Trustee                  March 5, 1997
-----------------------                  (Principal Executive Officer)
Michael G. Burnam


 /s/ Stephen M. Dulle                    Chief Financial Officer                              March 5, 1997
-----------------------                  (Principal Accounting and
Stephen M. Dulle                         Financial Officer)


 /s/ Gordon Burnam                       Chairman of the Board of                             March 5, 1997
-----------------------                  Trustees
Gordon Burnam


 /s/ P. Crismon Burnam                   Chief Operating Officer and                          March 5, 1997
-----------------------                  Trustee
  P. Crismon Burnam


 /s/ Blake Eagle                         Trustee                                              March 5, 1997
-----------------------
Blake Eagle


 /s/ Randall K. Rowe                     Trustee                                              March 5, 1997
-----------------------
Randall K. Rowe


 /s/ Daniel C. Staton                    Trustee                                              March 5, 1997
-----------------------
Daniel C. Staton


 /s/ Fredrick W. Petri                   Trustee                                              March 5, 1997
-----------------------
Fredrick W. Petri