Form 10-Q
period 1997-03-31
STORAGE TRUST REALTY
filed 1997-05-09
CIK 928735

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


                  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997

                                        OR

                  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-13462


                                 STORAGE TRUST REALTY
                (Exact name of Registrant as specified in its Charter)


                    MARYLAND                           43-1689825
             (State or other jurisdiction           (I.R.S. employer
           of incorporation or organization)       identification no.)

               2407 RANGELINE STREET
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

12,908,001 common shares of Beneficial Interest, $.01 par value as of April 30, 1996.


                              STORAGE TRUST REALTY
                           CONSOLIDATED BALANCE SHEET
                    AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
               (amounts in thousands, except for share information)


                                                      March 31, Dec. 31,
                                                        1997     1996
                                                         (unaudited)

         ASSETS
         Investment in storage facilities, net      $ 330,496   $ 304,114
         Cash and cash equivalents                      2,335       2,317
         Accounts receivable and other assets           1,428       1,550
         Deferred financing costs, net of
             amortization of $615 and $463              1,116         547
         Investments in joint ventures                    212         197
             Total assets                           $ 335,589   $ 308,725

         LIABILITIES AND EQUITY
         Liabilities:
           Mortgages and notes payable:
              Revolving line of credit              $  15,650   $  60,673
              Senior Notes                             75,000         -
              Other                                       -         2,582
           Accounts payable and accrued expenses        5,318       5,135
           Tenant prepayments                           2,556       2,195
           Dividends and distributions payable          5,985       5,974
              Total liabilities                       104,509      76,559

         Minority interest                             15,879      16,470

         Shareholders  equity:
              Common shares, $.01 par value,
              150,000,000 shares authorized,
              12,907,001 and 12,874,932 shares
              issued and outstanding, respectively        129         129
         Additional paid-in capital                   220,488     219,868
         Distributions in excess of net income         (5,416)     (4,301)
              Total shareholders  equity              215,201     215,696
              Total liabilities and shareholders
              equity                                $ 335,589   $ 308,725

The accompanying notes are an integral part of these statements.


                                  STORAGE TRUST REALTY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (amounts in thousands, except for share information)
                                      (unaudited)

                                                       1997      1996

              Revenues:
               Rental income                         $ 12,872   $  7,762
               Management income                           64         61
               Equity in earnings of joint ventures        15         35
               Other income                               227        136
                 Total revenues                        13,178      7,994

             Expenses:
              Property operations                       2,716      1,767
              Real estate taxes                         1,050        716
              General and administrative                  692        485
              Interest                                  1,417        751
              Depreciation                              2,327      1,159
              Amortization                                152         72
                Total expenses                          8,354      4,950

            Net income before minority interest         4,824      3,044

            Minority interest                            (324)      (162)

            Net income                               $  4,500   $  2,882

            Net income per share                     $   0.35   $   0.33

            Weighted-average number of shares
              outstanding during the period        12,886,237  8,734,332
            Dividends declared per share
              during the period                      $  0.435   $  0.410

The accompanying notes are an integral part of these statements.



                                  STORAGE TRUST REALTY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (amounts in thousands)
                                       (unaudited)

                                                          1997      1996
       Cash flows from operating activities:
         Net income                                     $  4,500   $ 2,882
         Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation and amortization                   2,479     1,231
           Equity in earnings of joint ventures              (15)      (35)
           Minority interest                                 324       162
           Changes in assets and liabilities:
             Accounts receivable and other assets             97      (118)
             Accounts payable, tenant prepayments
             and accrued expenses                            544      (682)
               Net cash provided by operating activities   7,929     3,440

       Cash flows from investing activities:
         Acquisition of storage facilities               (26,434)   (3,046)
         Other additions to storage facilities              (633)   (1,679)
         Earnest money deposits for acquisitions              25    (3,360)
           Net cash used in investing activities         (27,042)   (8,085)

       Cash flows from financing activities:
         Borrowings on revolving line of credit           25,250    11,235
         Payments on revolving line of credit            (70,273)      -
         Principal payments on other mortgages
           and notes payable                              (4,226)   (1,867)
         Funding of Senior Notes                          75,000       -
         Financing costs paid                               (721)      (20)
         Offering costs paid                                 -         (52)
         Distributions to minority interests paid           (373)     (194)
         Dividends paid                                   (5,601)   (3,581)
         Stock options exercised                              75       -
             Net cash provided by financing activities    19,131     5,521

         Net change in cash and cash equivalents              18       876
         Cash and cash equivalents at beginning
           of period                                       2,317     2,356
         Cash and cash equivalents at end of period     $  2,335   $ 3,232

The accompanying notes are an integral part of these statements.


                               STORAGE TRUST REALTY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (amounts in thousands)
                                     (unaudited)

                                                          1997     1996
         Supplemental cash flow information:
           Cash paid for interest                        $   473   $   696

         Schedule of non-cash investing and
           financing activities:
            Mortgages assumed on acquired facilities     $ 1,644   $    -
            Conversion of Units of the Operating
              Partnership held by minority interests
              to Common Shares of the Company            $   545   $    -

The accompanying notes are an integral part of these statements.

                      STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     Organization
     Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") on November 16, 1994. As of March 31, 1997, the Company owned 180 self-storage facilities in 18 states, and was a partner in two joint ventures that owned one operating self-storage facility and one self-storage facility under development.

     Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.81% ownership interest therein as of March 31, 1997. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

     Basis of Presentation
     The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present results for the interim periods and all such adjustments are of a normal recurring nature. Certain amounts from 1996 have been reclassified to conform to the presentation in 1997.

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

     The accompanying consolidated financial statements include   the accounts
     of the Company, the Operating Partnership, and  Storage Realty Management
     Co. ("Management Company").   All significant intercompany transactions
     have been eliminated in the consolidated presentations.

2.   Summary of Significant Accounting Policies

     Investment in Storage Facilities
     Investment in storage facilities is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives ranging from 15 to 40 years for buildings and improvements, and 3 to 10 years for furniture, fixtures and equipment. Expenditures for significant renovations and improvements, which improve and/or extend the useful lives of fixed assets, are capitalized. Maintenance and repairs are expensed as incurred.

     Revenue Recognition
     Rental income is recorded when due form tenants under operating lease agreements.

                          STORAGE TRUST REALTY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Federal Income Taxes
     No provision has been made for Federal income taxes for the Company in the accompanying consolidated financial statements because the Company has operated and expects to continue operating in a manner to qualify as a REIT. Under the applicable provisions of the Internal Revenue Code for a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders so long as it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements.

     Cash and Cash Equivalents
     The Company considers all demand and money market accounts and repurchase agreements with a maturity of three months or less when purchased to be cash and cash equivalents.

     Deferred Financing Costs
     Fees and related expenses incurred in connection with financing transactions are capitalized at cost and are amortized on a straight-line basis over the life of the related financing, which approximates the interest method. The unamortized balance is expensed upon termination or prepayment of the financing.

     Investments in Joint Ventures
     Investments in joint ventures represent investments in self-storage facilities in which the Company does not have a controlling interest. The Company exercises significant influence over the operating and financial policies of the joint ventures.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interests in joint ventures.

     Net Income Per Common Share
     Primary earnings per Common Share are based upon the weighted-average number of Common Shares and the equivalent Common Shares outstanding during the period. The assumed exercise price of outstanding options for Common Shares and Units of the Operating Partnership using the treasury stock method is not materially dilutive and such amounts are not presented.

                            STORAGE TRUST REALTY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Net Income Per Common Share (continued)
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months ended March 31, 1997 and 1996 is not expected to be material.

     Minority Interest
     The minority interest reflects the ownership interest of the limited partners of the Operating Partnership and the other shareholder of the Management Company. Amounts allocated to these interests are reflected as an expense in the statement of operations and increase the Company's liability. Distributions to these limited partners and the other shareholder reduce this liability. Minority interest of unitholders in the Operating Partnership is calculated on the weighted-average Common Shares and Units outstanding for the period.

     Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the three months ended March 31, 1997, limited partners exchanged 27,829 Units in the Operating Partnership for 27,829 Common Shares in the Company.

     At March 31, 1997, minority interest ownership in the Operating Partnership was 851,312 units or 6.19%.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               STORAGE TRUST REALTY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment in Storage Facilities

The following summarizes investment in storage facilities(amounts in thousands):

                                        March 31,   December 31,
                                          1997          1996
                                             (unaudited)

     Land                                $ 66,112      $ 60,578
     Buildings                            258,064       237,190
     Furniture, fixtures and
     equipment                             18,849        16,551
                                          343,030       314,319
     Accumulated depreciation             (12,532)      (10,205)
       Investment in storage
       facilities, net                   $330,498      $304,114


4.   Mortgages and Notes Payable

Mortgages and notes payable consist of the following (column amounts in thousands):

                                           March 31,   December 31,
                                             1997         1996
                                               (unaudited)

      Revolving line of credit:

      Unsecured revolving line of
      credit with an aggregate
      borrowing limit of $100 million,
      bearing interest at LIBOR plus
      1.625% per annum (7.223% at
      March 31, 1997 and 7.267% at
      December 31, 1997, respectively),
      interest only payable monthly
      and a fee on the unused
      portion of .25% per annum.
      Expiration on January 24, 1998,
      with a one-year extension at
      the Company s option upon
      the satisfaction of
      certain conditions.                     $15,650       $60,673




                          STORAGE TRUST REALTY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgages and Notes Payable (continued)


                                             March 31,   December 31,
                                               1997         1996
                                                  (unaudited)

      Senior Notes:

      Series A, bearing interest at a
      fixed rate of 7.47% per annum,
      interest payable semi-annually,
      principal payments of $11,300,000
      due on January 15, 2002 and 2003,
      with the remaining principal
      due January 15, 2004.                 $34,000     $    -

      Series B, bearing interest at a
      fixed rate of 7.66% per annum,
      interest payable semi-annually,
      principal payments of $8,200,000
      due on January 15, 2003, 2004,
      2005 and 2006, with the remaining
      principal due January 15, 2007.        41,000          -

      Total                                 $75,000     $    -


     In anticipation of the Senior Notes offering, the Company entered into a hedging transaction (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. The hedge was closed upon receiving the commitments from the institutional investors in December 1996. The Company realized net proceeds of $645,000 from this transaction. This hedging gain is being amortized against interest expense over the weighted-average term of the Senior Notes. The balance of the hedging gain, which is included in accrued liabilities, at March 31, 1997 and December 31, 1996 was $624,000 and $645,000, respectively.

                      Storage Trust Realty
            Notes to Consolidated Financial Statements

Mortgages and Notes Payable (continued)

                                               March 31,   December 31,
                                                 1997          1996
                                                    (unaudited)

       Other:
       Mortgage loan secured by one
       self-storage facility, bearing
       interest at 7.5%, principal
       and interest of $16,000
       payable monthly.
       Repaid on January 17, 1997.          $    -            $ 1,582

       Mortgage loan secured by one
       self-storage facility, bearing
       interest at 5.0%, monthly interest
       payments due. Repaid at maturity
       on January 31, 1997.                       -             1,000

                                             $    -           $ 2,582

     Scheduled Maturities:

     The scheduled maturities of mortgages and notes payable subsequent to March 31, 1997 are as follows (amounts in thousands):


                               Revolving
               Year Ending      Line of     Senior
               December 31,     Credit      Notes      Total

                 1997        $     -    $     -     $     -
                 1998          15,650         -      15,650
                 1999              -          -           -
                 2000              -          -           -
                 2001              -          -           -
                 2002              -      11,300      11,300
                 2003              -      19,500      19,500
                 2004              -      19,600      19,600
                 2005              -       8,200       8,200
                 2006              -       8,200       8,200
                 2007              -       8,200       8,200
               Totals        $ 15,650   $ 75,000    $ 90,650


                           STORAGE TRUST REALTY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Subsequent Events

     On April 15, 1997, the Company funded an additional $25 million of Senior Notes. The proceeds are being used to repay indebtedness under the Companys revolving line of credit, to finance additional self-storage acquisitions and for general corporate purposes.

     On May 8, 1997, the Company declared a $.435 dividend on each Common Share for the second quarter of 1997. The dividend is payable July 15, 1997 to shareholders of record on June 16, 1997.

                           STORAGE TRUST REALTY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Acquisitions and Pro Forma Information

     During the first three months of 1997, the Company has acquired 15 facilities for consideration, with an aggregate value of $27,670,000.

     The following presents the consolidated results of operations of the Companyfor the three months ended March 31, 1997 on a pro forma basis as if
     (a) these acquisitions during the first quarter of 1997 had been completed on January 1, 1997 and (b) the funding of $100 million of Senior Notes had been completed on January 1, 1997.

            Total revenues                $14,089,000
            Total expenses                  9,345,000
            Net income before
              minority interest             4,744,000
            Minority interest                (308,000)
            Net income                    $ 4,436,000
            Net income per share          $       .34
            Weighted-average number
               of shares outstanding       12,886,237

     The unaudited pro forma information is not necessarilyindicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997 nor does it purport to represent the results of operations for future periods.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Storage Trust Realty (the "Company") commenced operations with the completion of its initial public offering (the "IPO") of common shares of beneficial interest, par value $.01 per share ("Common Shares"), on November 16, 1994. The Company was formed to continue the self- storage business of Burnam Holding Companies Co. and certain of its affiliates (collectively, "BHC" or the "Predecessor Company").

Substantially all of the Company's assets and interests in self- storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.81% ownership interest therein as of March 31, 1997. The remaining ownership interest in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

Results of Operations: Three months ended March 31, 1997
compared to three months ended March 31, 1996

Rental income increased $5,110,000 (65.8%) in the first quarter of 1997 compared to the first quarter of 1996 as a result of the addition of 46 facilities during the year ended December 31, 1996 and 15 facilities during the three months ended March 31, 1997 ($4,370,000) and increases in the average rent per square foot and occupancy associated with those facilities owned for all of the three months ended March 31, 1996 and 1997. Average annualized rent per square foot for the portfolio increased 4.0% to $6.96 in 1997 from $6.69 in 1996, while occupancy for the whole portfolio increased from 82% at March 31, 1996 to 85% at March 31, 1997.

Rental income on a same store basis increased $740,000 or 9.6%. On a same store basis, average annualized rent per square foot increased 5.3% to $7.10 in 1997 from $6.74 in 1996, while occupancy increased from 81% at March 31, 1996 to 84% at March 31, 1997.

Property operating expenses increased $949,000 (53.7%) as a result of acquisitions in 1996 and 1997 ($832,000) and increases at those facilities owned for all of the three months ended March 31, 1996 and 1997. Property operating expenses increased on a same store basis by $117,000 or 6.8%, reflecting a) additional payroll costs at the facilities, due to higher base pay and incentive compensation, b) additional costs for regional managers, due to more regions, and c) higher maintenance and snow removal costs. These increases were partially offset by lower insurance costs and reduced advertising expenses.

Real estate taxes increased $334,000 (46.6%) as a result of acquisitions in 1996 and 1997 ($277,000) and increases at those facilities owned for all of the three months ended March 31, 1996 and 1997. Real estate taxes on a same store basis increased by $57,000 or 8.3%, reflecting higher tax assessments and higher tax rates on those properties.

General and administrative expenses increased $207,000 (42.7%). The addition of personnel at the Company's headquarters in 1996 and 1997 and higher professional fees accounted for the majority of this increase.

Results of Operations: Three months ended March 31, 1997 compared to three months ended March 31, 1996 (continued)

Interest expense increased $666,000 (88.7%) due to a) the increase in borrowings under the Company's revolving line of credit and b) the effect of the issuance of $75,000,000 of the Senior Notes in the first quarter of 1997.

Depreciation increased $1,168,000 (100.8%) due to the increased investment in storage facilities.

Amortization increased $80,000 (111.1%) due to amortization of the costs of the Senior Notes.

Net income increased $1,618,000 (56.1%) and net income per share increased $.02 (6.1%) as a result of the factors noted above.

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

Funds from Operations is determined as follows (amounts in thousands):


                                                      1997      1996

Three Months Ended March 31,:
  Net income before minority interest              $ 4,824     $ 3,044
  Depreciation of revenue-producing
    assets                                           2,307       1,159
  Company s share of joint ventures
    depreciation                                         4           9
  Funds from Operations                            $ 7,135     $ 4,212


The weighted-average number of Common Shares and Units for the three months ended March 31, 1997 and 1996 were 13,755,724 and 9,206,714, respectively.
The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $2,923,000 (69.4%) in 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 ($3,261,000) and the increased results from those facilities owned for all of the three months ended March 31, 1997 and 1996. FFO increased on a same store basis by $566,000 or 10.7%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company had outstanding borrowings of $90,650,000 at March 31, 1997. This indebtedness consists of (a) $75,000,000 of Senior Notes and (b) $15,650,000 on the Company s revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional facilities. The revolving line of credit expires in January 1998, with a one-year extension at the Company s option upon satisfaction of certain conditions, and bears interest at a floating rate of LIBOR plus 1.625% (7.223% at March 31, 1997).

In December 1996, the Company received commitments from various institutional investors for the private placement of $100 million of unsecured Senior Notes. The Company funded $75 million of the Senior Notes on January 22, 1997 and the remaining $25 million was funded on April 15, 1997. The fixed rate debt has two separate series - Series A Senior Notes totaling $44 million with a final maturity of seven years, an average maturity of six years and a fixed interest rate of 7.47% per annum (125 basis points over comparable Treasuries at the date of pricing) and Series B Senior Notes totaling $56 million with a final maturity of ten years, an average maturity of eight years and a fixed interest rate of 7.66% per annum (135 basis points over corresponding Treasuries at the date of pricing). The proceeds of the financing are being utilized to repay indebtedness under the Company's revolving line of credit, to finance additional self-storage acquisitions and for general corporate purposes.

At March 31, 1997, the Company has joint and several liability but does not guarantee the $3,964,000 indebtedness of a joint venture in New Orleans, Louisiana in which it has a 15% interest. In 1996, the Company acquired a 25% interest in a joint venture that is developing and constructing a self-storage facility in Kansas City, Missouri. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,054,000. The balance outstanding under this construction loan as of March 31, 1997 was $1,064,000.

Liquidity

The expansion of existing facilities, the acquisition, conversion and development of additional self-storage facilities and the repayment of indebtedness, including the Senior Notes and any amounts outstanding on the revolving line of credit, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by (a) net cash provided by operating activities, (b) any portion of net cash flow not distributed currently and (c) borrowings under the revolving line of credit.

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

Capital Expenditures

During the three months ended March 31, 1997, the Company spent $187,000 for expansions of existing facilities and climate-controlled conversions and $446,000 on other capital expenditures. For the remaining nine months of 1997, the Company expects to spend $1,130,000 for expansions and climate-controlled conversions and $1,200,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

Inflation

Substantially all of the leases at the facilities have one-month terms, which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

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

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months ended March 31, 1997 and 1996 is not expected to be material.

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

          None

Item 5.   Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

            (a.) Exhibits

            27.  Financial Data Schedule.

            (b.) Reports on Form 8-K

            A report on Form 8-K, dated April 11, 1997, was filed to report that Storage Trust Properties, L.P. completed the acquisition of 15 self-storage facilities during the three months ended March 31, 1997. Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 were filed with the Form 8-K for 11 of the 15 facilities acquired. In addition, an unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1996 and unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1996 were presented.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STORAGE TRUST REALTY



             May 8, 1997                     /s/ Michael G. Burnam
                (Date)                       Michael G. Burnam
                                             Chief Executive Officer

             May 8, 1997                     /s/ Stephen M. Dulle
                (Date)                       Stephen M. Dulle
                                             Chief Financial Officer

