Form 10-Q
period 1997-06-30
STORAGE TRUST REALTY
filed 1997-08-13
CIK 928735

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

12,909,201 common shares of Beneficial Interest, $.01 par value as of July 31, 1996.

                      STORAGE TRUST REALTY
                  CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
      (amounts in thousands, except for share information)

                                             June 30,    Dec. 31,
                                              1997        1996

                                           (unaudited)
ASSETS
Investment in storage facilities, net      $ 353,098   $ 304,114
Cash and cash equivalents                      5,683       2,317
Accounts receivable and other assets           1,772       1,550
Deferred financing costs, net of
  amortization of $765 and $463                1,220         547
Investments in joint ventures                    236         197
  Total assets                             $ 362,009   $ 308,725

LIABILITIES AND EQUITY
Liabilities:
  Mortgages and notes payable:
    Revolving line of credit               $  13,900   $  60,673
    Senior Notes                             100,000          -
    Other                                         -        2,582
  Accounts payable and accrued expenses        5,423       4,964
  Accrued interest payable                     2,944         171
  Tenant prepayments                           2,921       2,195
  Dividends and distributions payable          5,985       5,974
    Total liabilities                        131,173      76,559

Minority interest                             16,131      16,470

Shareholders' equity:
  Common shares, $.01 par value,
    150,000,000 shares authorized,
    12,909,201 and 12,874,932 shares
    issued and outstanding, respectively         129         129
  Additional paid-in capital                 220,531     219,868
  Distributions in excess of net income       (5,955)     (4,301)
    Total shareholders' equity               214,705     215,696
    Total liabilities and shareholders'
      equity                          $ 362,009        $ 308,725

The accompanying notes are an integral part of these statements.

                      STORAGE TRUST REALTY
             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
      (amounts in thousands, except for share information)
                          (unaudited)

                                                1997        1996
Revenues:
  Rental income                            $ 14,275    $  9,965
  Management income                              48          40
  Equity in earnings of joint ventures           24          33
  Other income                                  323         129
    Total revenues                           14,670      10,167

Expenses:
  Property operations                         3,022       2,321
  Real estate taxes                           1,377         939
  General and administrative                    732         584
  Interest                                    1,983       1,663
  Depreciation                                1,998       1,406
  Amortization                                  153          72
    Total expenses                            9,265       6,985

Net income before minority interest           5,405       3,182

Minority interest                              (329)       (237)

Net income                                 $  5,076    $  2,945

Net income per share                       $   0.39    $   0.34

Weighted-average number of shares
  outstanding during the period          12,908,032   8,734,332

Dividends declared per share
 during the period                         $  0.435    $  0.410


The accompanying notes are an integral part of these statements.

                      STORAGE TRUST REALTY
             CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
      (amounts in thousands, except for share information)
                          (unaudited)

                                              1997        1996
Revenues:
  Rental income                            $ 27,147    $ 17,727
  Management income                             112         101
  Equity in earnings of joint ventures           39          68
  Other income                                  550         265
    Total revenues                           27,848      18,161

Expenses:
  Property operations                         5,738       4,088
  Real estate taxes                           2,427       1,655
  General and administrative                  1,424       1,069
  Interest                                    3,400       2,414
  Depreciation                                4,325       2,565
  Amortization                                  305         144
    Total expenses                           17,619      11,935

Net income before minority interest          10,229       6,226

Minority interest                              (653)       (399)

Net income                                 $  9,576    $  5,827

Net income per share                       $   0.74    $   0.67

Weighted-average number of shares
  outstanding during the period          12,897,195   8,734,332

Dividends declared per share
  during the period                        $  0.870    $  0.820

The accompanying notes are an integral part of these statements.

                      STORAGE TRUST REALTY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (amounts in thousands)
                          (unaudited)


                                                1997       1996
Cash flows from operating activities:
  Net income                                 $  9,576   $  5,827
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               4,630      2,709
    Equity in earnings of joint ventures          (39)       (68)
    Distributions from joint ventures              -           6
    Minority interest                             653        399
    Changes in assets and liabilities:
      Accounts receivable and other assets       (222)       (81)
      Accounts payable, tenant prepayments
        and accrued expenses                    3,958      1,665
  Net cash provided by operating activities    18,556     10,457

Cash flows from investing activities:
  Acquisition of storage facilities           (49,783)   (71,808)
  Other additions to storage facilities        (1,592)    (2,596)
  Net cash used in investing activities       (51,375)   (74,404)

Cash flows from financing activities:
  Borrowings on revolving line of credit       39,150     81,528
  Payments on revolving line of credit        (85,923)    (2,001)
  Principal payments on other mortgages
    and notes payable                          (4,226)    (7,831)
  Funding of Senior Notes                     100,000         -
  Financing costs paid                           (975)       (51)
  Offering costs paid                              -        (125)
  Distributions to minority interests paid       (743)      (388)
  Dividends paid                              (11,216)    (7,162)
  Stock options exercised                         118         -
  Net cash provided by financing activities    36,185     63,970

Net change in cash and cash equivalents         3,366         23
Cash and cash equivalents at beginning
  of period                                     2,317      2,356
Cash and cash equivalents at end of period   $  5,683   $  2,379


The accompanying notes are an integral part of these statements.

                       STORAGE TRUST REALTY
       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (amounts in thousands)
                          (unaudited)

                                                1997     1996

Supplemental cash flow information:
  Cash paid for interest                      $   671  $ 1,709

Schedule of non-cash investing and
  financing activities:
    Mortgages assumed on acquired facilities  $ 1,644  $ 3,260
    Issuance of Units in connection with the
      acquisition of storage facilities       $    -   $ 4,500
    Issuance of Units in connection with the
      earnout provisions of contracts on
      previously acquired storage facilities  $   293  $    -
    Reclassification of investment in
      joint ventures to investment in
      storage facilities                      $    -   $   364
    Conversion of Units of the Operating
      Partnership held by minority interests
      to Common Shares of the Company         $   545  $    -

The accompanying notes are an integral part of these statements.

                     STORAGE TRUST REALTY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     Organization
     Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") on November 16, 1994. As of June 30, 1997, the Company owned 183 self-storage facilities in 18 states, and was a partner in two joint ventures that owned two operating self-storage facilities.

     Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.74% ownership interest therein as of June 30, 1997. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

                      STORAGE TRUST REALTY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Net Income Per Common Share (continued)
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months and six months ended June 30, 1997 and 1996 is not expected to be material.

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

     Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the six months ended June 30, 1997, limited partners exchanged 27,829 Units in the Operating Partnership for 27,829 Common Shares in the Company.

     At June 30, 1997, minority interest ownership in the Operating Partnership was 862,684 units or 6.19%.

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

                     STORAGE TRUST REALTY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment in Storage Facilities

     The following summarizes investment in storage facilities
(amounts in thousands):

                                  June 30,    December 31,
                                      1997          1996
                                  (unaudited)

     Land                           $ 70,745      $ 60,578
     Buildings                       275,208       237,190
     Furniture, fixtures and
       equipment                      21,147        16,551
                                     367,100       314,319
   Accumulated depreciation         (14,002)      (10,205)
     Investment in storage
        facilities, net             $353,098      $304,114


4.   Mortgages and Notes Payable

     Mortgages and notes payable consist of the following
(column amounts in thousands):

                                          June 30,   December 31,
                                            1997         1996
                                        (unaudited)
     Revolving line of credit:

     Unsecured revolving line of
     credit with an aggregate
     borrowing limit of $100 million,
     bearing interest at LIBOR plus
     1.375% per annum (7.1875%) at
     June 30, 1997 and LIBOR plus
     1.625% per annum (7.267%) at
     December 31, 1996, respectively,
     interest only payable monthly
     and a fee on the unused
     portion of .25% per annum.
     Expiration on January 24, 1998,
     with a one-year extension at
     the Company's option upon
     the satisfaction of
     certain conditions.                  $13,900       $60,673


                           STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgages and Notes Payable (continued)

                                          June 30,   December 31,
                                            1997         1996
                                        (unaudited)

     Senior Notes:

     Series A, bearing interest at a
     fixed rate of 7.47% per annum,
     interest payable semi-annually
     on July 15 and January 15,
     principal payments of $14,700,000
     due on January 15, 2002 and 2003,
     with the remaining principal
     due January 15, 2004.                $ 44,000      $    -

     Series B, bearing interest at a
     fixed rate of 7.66% per annum,
     interest payable semi-annually
     on July 15 and January 15,
     principal payments of $11,200,000
     due on January 15, 2003, 2004,
     2005 and 2006, with the remaining
     principal due January 15, 2007.        56,000           -

     Total                                $100,000      $    -



     In anticipation of the Senior Notes offering, the Company entered into a hedging transaction (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. The hedge was closed upon receiving the commitments from the institutional investors in December 1996. The Company realized net proceeds of $645,000 from this transaction. This hedging gain is being amortized against interest expense over the weighted-average term of the Senior Notes. The balance of the hedging gain, which is included in accrued liabilities, at June 30, 1997 and December 31, 1996 was $601,000 and $645,000,
     respectively.

                     STORAGE TRUST REALTY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages and Notes Payable (continued)


                                          June 30,   December 31,
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

     Scheduled Maturities:

     The scheduled maturities of mortgages and notes payable subsequent to June 30, 1997 are as follows (amounts in thousands):


                         Revolving
          Year Ending     Line of    Senior
          December 31,     Credit    Notes      Total
             1997        $     -    $     -   $     -
             1998          13,900         -     13,900
             1999              -          -         -
             2000              -          -         -
             2001              -          -         -
             2002              -      14,700    14,700
             2003              -      25,900    25,900
             2004              -      25,800    25,800
             2005              -      11,200    11,200
             2006              -      11,200    11,200
             2007              -      11,200    11,200
           Totals        $ 13,900   $100,000  $113,900

                    STORAGE TRUST REALTY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Subsequent Events

     On August 13, 1997, the Company declared a $.435 dividend on each Common Share for the third quarter of 1997. The dividend is payable October 15, 1997 to shareholders of record on September 15, 1997.

     During July and August 1997, the Company initiated a series of transactions, through an intermediary, for the tax-free exchange of several of the Company's facilities. On July 22, 1997, the Company transferred ownership of eight facilities (three in Gulfport, MS; two in Knoxville, TN; and one each in Fayetteville, NC; Wilmington, NC; and Odessa, TX) for $11,165,000. On July 23, 1997 and July 24, 1997, the Company received ownership of two facilities (one each in Fort Worth, TX; and Houston, TX;) from separate third-parties for $8,480,000. The Company anticipates obtaining ownership of another facility with a purchase price of at least $2,685,000 by September 30, 1997 in order to meet the income tax regulations relating to like-kind exchanges.

                        STORAGE TRUST REALTY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Acquisitions and Pro Forma Information

     During the first six months of 1997, the Company has acquired 26 facilities for consideration, with an aggregate value of $62,659,000. Consideration included cash of $50,141,000 and the exchange of eight of the Company's facilities valued at $12,518,000.

     The following presents the consolidated results of operations of the Company for the six months ended June 30, 1997 on a pro forma basis as if (a) these acquisitions during the first six months of 1997 had been completed on January 1, 1997 and (b) the funding of $100 million of Senior Notes had been completed on January 1, 1997:


               Total revenues           $29,831,000
               Total expenses            19,925,000
               Net income before
                 minority interest        9,906,000
               Minority interest           (631,000)                            N
               Net income               $ 9,275,000

               Net income per share     $      0.72

               Weighted-average number
                 of shares outstanding   12,897,195


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

Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.74% ownership interest therein as of June 30, 1997. The remaining ownership interest in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

Results of Operations: Three months ended June 30, 1997
compared to three months ended June 30, 1996

Rental income increased $4,310,000 (43.3%) in the second quarter of 1997 compared to the second quarter of 1996 as a result of the net addition of 12 facilities during the six months ended December 31, 1996 and 18 facilities during the six months ended June 30, 1997 ($4,120,000) and increases in the average rent per square foot and occupancy associated with those facilities owned for all of the three months ended June 30, 1996 and 1997 ($190,000). Average annualized revenue per square foot for the portfolio increased 2.1% to $7.21 in 1997 from $7.06 in 1996, while occupancy for the whole portfolio was at 87% at June 30, 1996 and June 30, 1997.

Other income increased $194,000 (150.4%) primarily from increased product sales (locks and packaging supplies) and increased commissions from rental trucks, which are at many of the Company's facilities.

Revenues on a same store basis increased $229,000 or 2.6%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from rental trucks and other income. On a same store basis, average annualized revenue per square foot increased 2.3% to $7.23 in 1997 from $7.07 in 1996, while occupancy decreased from 87% at June 30, 1996 to 86% at June 30, 1997.

Property operating expenses increased $701,000 (30.2%) as a result of acquisitions in 1996 and 1997 ($696,000) and increases at those facilities owned for all of the three months ended June 30, 1996 and 1997. Property operating expenses increased on a same store basis by $5,000 or 0.3%, reflecting a) additional payroll costs at the facilities, due to higher base pay and incentive compensation, b) additional costs for regional managers, due to more regions, and c) higher repairs and maintenance. These increases were partially offset by lower insurance costs and reduced advertising expenses.

Real estate taxes increased $438,000 (46.6%) as a result of acquisitions in 1996 and 1997. Real estate taxes on a same store basis did not increase.

General and administrative expenses increased $148,000 (25.3%).
The addition of personnel at the Company's headquarters in 1996 and 1997, increased travel costs and higher professional fees accounted for the majority of this increase.

Results of Operations: Three months ended June 30, 1997 compared to three months ended June 30, 1996 (continued)

Interest expense increased $320,000 (19.2%) due to the increase in borrowings from the issuance of $100,000,000 of the Senior
Notes in January and April 1997.

Depreciation increased $592,000 (42.1%) due to the increased investment in storage facilities.

Amortization increased $81,000 (112.5%) due to amortization of the costs of the Senior Notes.

Net income increased $2,131,000 (72.4%) and net income per share increased $.05 (14.7%) as a result of the factors noted above.

Results of Operations: Six months ended June 30, 1997
compared to six months ended June 30, 1996

Rental income increased $9,420,000 (53.1%) in the first six months of 1997 compared to the first six months of 1996 as a result of the net addition of 44 facilities during the year ended December 31, 1996 and 18 facilities during the six months ended June 30, 1997 ($8,610,000) and increases in the average rent per square foot and occupancy associated with those facilities owned for all of the six months ended June 30, 1996 and 1997 ($810,000). Average annualized rent per square foot for the portfolio increased 2.2% to $7.03 in 1997 from $6.88 in 1996, while occupancy for the whole portfolio decreased from 87% at June 30, 1996 to 86% at June 30, 1997.

Other income increased $285,000 (107.5%) primarily from increased product sales (locks and packaging supplies) and increased commissions from rental trucks at many of the Company's facilities.

Revenues on a same store basis increased $882,000 or 5.6%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from rental trucks and other income. On a same store basis, average annualized rent per square foot increased 3.5% to $7.15 in 1997 from $6.90 in 1996, while occupancy decreased from 87% at June 30, 1996 to 86% at June 30, 1997.

Property operating expenses increased $1,650,000 (40.4%) as a result of acquisitions in 1996 and 1997 ($1,458,000) and increases at those facilities owned for all of the six months ended June 30, 1996 and 1997.

Results of Operations: Six months ended June 30, 1997 compared to six months ended June 30, 1996 (continued)

Property operating expenses increased on a same store basis by $192,000 or 5.7%, reflecting a) additional payroll costs at the facilities, due to higher base pay and incentive compensation, b) additional costs for regional managers, due to more regions, and
c) higher maintenance and snow removal costs. These increases were partially offset by lower insurance costs and reduced advertising expenses.

Real estate taxes increased $772,000 (46.6%) as a result of acquisitions in 1996 and 1997 ($715,000) and increases at those facilities owned for all of the six months ended June 30, 1996 and 1997. Real estate taxes on a same store basis increased by $57,000 or 4.2%, reflecting higher tax assessments and higher tax rates on those properties.

General and administrative expenses increased $355,000 (33.2%).
The addition of personnel at the Company's headquarters in 1996 and 1997, increased travel costs and higher professional fees accounted for the majority of this increase.

Interest expense increased $986,000 (40.8%) due to the increase in borrowings from the issuance of $100,000,000 of the Senior
Notes in January and April 1997.

Depreciation increased $1,760,000 (68.6%) due to the increased investment in storage facilities.

Amortization increased $161,000 (111.8%) due to amortization of the costs of the Senior Notes.

Net income increased $3,749,000 (64.3%) and net income per share increased $.07 (10.4%) as a result of the factors noted above.

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

Funds from Operations is determined as follows (amounts in thousands):


                                          1997       1996
Three Months Ended June 30,:
  Net income before minority interest    $ 5,405    $ 3,182
  Depreciation of revenue-producing
    assets                                 1,978      1,406
  Company's share of joint ventures'
    depreciation                               4          9
  Funds from Operations                  $ 7,387    $ 4,592
  Weighted-average number of
    Common Shares and Units           13,759,469  9,410,104

Six Months Ended June 30,:
  Net income before minority interest    $10,229    $ 6,226
  Depreciation of revenue-producing
    assets                                 4,285      2,565
  Company's share of joint ventures'
    depreciation                               8         13
  Funds from Operations                  $14,522    $ 8,804
  Weighted-average number of
    Common Shares and Units           13,757,607  9,308,409


The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $2,795,000 (60.9%) in the second quarter of 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 and the increased results from those facilities owned for all of the three months ended June 30, 1997 and 1996. Net operating income, defined as revenues less property operating expenses and real estate taxes, increased on a same store basis by $224,000 or 3.7%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

FFO increased $5,718,000 (64.9%) in the first six months of 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 and the increased results from those facilities owned for all of the six months ended June 30, 1997 and 1996. Net operating income increased on a same store basis by $633,000 or 5.8%.
These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company had outstanding borrowings of $113,900,000 at March
31, 1997.  This indebtedness consists of (a) $100,000,000 of
Senior Notes and (b) $13,900,000 on the Company's revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional facilities.
The revolving line of credit expires in January 1998, with a one-year extension at the Company's option upon satisfaction of certain conditions, and bears interest at a floating rate of LIBOR plus 1.375% (7.1875% at June 30, 1997).

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

At June 30, 1997, the Company has joint and several liability but does not guarantee the $3,939,000 indebtedness of a joint venture in New Orleans, Louisiana in which it has a 15% interest. In 1996, the Company acquired a 25% interest in a joint venture that is operating a self-storage facility in Kansas City, Missouri that was constructed during 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,054,000. The balance outstanding under this construction loan as of June 30, 1997 was $1,603,000.

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

Capital Expenditures

During the three months ended March 31, 1997, the Company spent
$187,000 for expansions of existing facilities and climate-controlled conversions and $446,000 on other capital expenditures. During the three months ended June 30, 1997, the Company spent $131,000 for expansions of existing facilities and climate-controlled conversions and $832,000 on other capital expenditures. For the twelve months ending June 30, 1998, the Company expects to spend $7,800,000 for expansions and climate-controlled conversions at existing facilities. For the remaining six months of 1997, the Company expects to spend $1,350,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

Inflation

Substantially all of the leases at the facilities have one-month terms, which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

Seasonality

The Company's revenues are expected to be higher during the latter part of the year because its facilities experience greater occupancy from May through September (due to higher levels of residential moves during that period) and increases in rental rates, which occur throughout the year. The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months and six months ended June 30, 1997 and 1996 is not expected to be material.

                                   Part II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on May 7, 1997, the following business was conducted:

          A. Shareholders elected the following Trustees to office as Class III Trustees:

               Gordon Burnam:
                    Votes for                10,562,989
                    Votes withheld            1,086,794
               Randall K. Rowe:
                    Votes for                10,582,910
                    Votes withheld            1,066,873
               Fredrick W. Petri:
                    Votes for                10,582,910
                    Votes withheld            1,086,873


          B.   Shareholders ratified the appointment of Ernst &
               Young LLP as the Company's independent auditors for the year ended December 31, 1997 as follows:

                    Votes for                11,600,843
                    Votes against                21,830
                    Votes abstained              27,110

          Shareholders approved an amendment and restatement of
               the Storage Trust Realty 1994 Share Incentive Plan
               as follows:
                    Votes for                 7,388,453
                    Votes against             2,256,605
                    Votes abstained              68,680
                    Broker Non votes          1,936,045

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

          10.  Second Amendment to the Revolving Credit
               Agreement, dated June 27, 1997.

          27.  Financial Data Schedule.

          (b.) Reports on Form 8-K

          A report on Form 8-K (Items 2 and 7), dated June 16,
          1997, was filed to report that Storage Trust
          Properties, L.P. completed the acquisition of eight self-storage facilities and exchange of eight self-storage facilities during the period from April 1, 1997 and May 20, 1997. Historical Summaries of Combined
          Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 were filed with the Form
          8-K for the facilities acquired. In addition, an unaudited Pro Forma Consolidated Balance Sheet as of
          March 31, 1997 and unaudited Pro Forma Consolidated Statements of Operations for the year ended December
          31, 1996 and the three months ended March 31, 1997 were presented.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STORAGE TRUST REALTY




   August 13, 1997                 /s/ Michael G. Burnam
      (Date)                       Michael G. Burnam
                                   Chief Executive Officer

   August 13, 1997                 /s/ Stephen M. Dulle
      (Date)                       Stephen M. Dulle
                                   Chief Financial Officer