Form 10-Q
period 1997-09-30
STORAGE TRUST REALTY
filed 1997-10-17
CIK 928735

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


                             FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

12,910,357 common shares of Beneficial Interest, $.01 par value as of October 15, 1997.

                        STORAGE TRUST REALTY
                    CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
        (amounts in thousands, except for share information)

                                           Sept. 30,    Dec. 31,
                                             1997        1996
                                          (unaudited)

ASSETS
Investment in storage facilities, net      $ 363,427   $ 304,114
Cash and cash equivalents                      2,990       2,317
Accounts receivable and other assets           1,526       1,550
Deferred financing costs, net of
  amortization of $927 and $463                1,109         547
Notes receivable                               2,031          -
Investments in joint ventures                    266         197
  Total assets                             $ 371,349   $ 308,725

LIABILITIES AND EQUITY
Liabilities:
  Mortgages and notes payable:
    Revolving line of credit               $  23,820   $  60,673
    Senior Notes                             100,000          -
    Other                                         -        2,582
  Accounts payable and accrued expenses        6,816       4,964
  Accrued interest payable                     1,621         171
  Tenant prepayments                           2,845       2,195
  Dividends and distributions payable          5,991       5,974
    Total liabilities                        141,093      76,559

Minority interest                             16,114      16,470

Shareholders' equity:
  Common shares, $.01 par value,
    150,000,000 shares authorized,
    12,910,357 and 12,874,932 shares
    issued and outstanding, respectively         129         129
  Additional paid-in capital                 220,556     219,868
  Distributions in excess of net income       (6,543)     (4,301)
    Total shareholders' equity                214,142     215,696
    Total liabilities and shareholders'
      equity                               $ 371,349        $ 308,725

The accompanying notes are an integral part of these statements.

                       STORAGE TRUST REALTY
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
        (amounts in thousands, except for share information)
                            (unaudited)

                                                 1997        1996

Revenues:
  Rental income                               $ 15,477    $ 12,055
  Management income                                 80          32
  Equity in earnings of joint ventures              30          17
  Other income                                     377         199
    Total revenues                              15,964      12,303

Expenses:
  Property operations                            3,286       2,670
  Real estate taxes                              1,568         986
  General and administrative                       879         715
  Interest                                       2,196         827
  Depreciation                                   2,487       1,660
  Amortization                                     161          72
    Total expenses                              10,577       6,930

Net income before minority interest              5,387       5,373

Minority interest                                (358)       (327)

Net income                                    $  5,029    $  5,046

Net income per share                          $   0.39    $   0.39

Weighted-average number of shares
 outstanding during the period              12,909,775  12,827,375

Dividends declared per share
  during the period                           $  0.435    $  0.410


The accompanying notes are an integral part of these statements.

                        STORAGE TRUST REALTY
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
        (amounts in thousands, except for share information)
                            (unaudited)

                                          1997        1996
Revenues:
  Rental income                         $ 42,623    $ 29,781
  Management income                          193         134
  Equity in earnings of joint ventures        69          86
  Other income                               927         462
    Total revenues                        43,812      30,463

Expenses:
  Property operations                      9,025       6,758
  Real estate taxes                        3,995       2,641
  General and administrative               2,302       1,783
  Interest                                 5,596       3,241
  Depreciation                             6,812       4,225
  Amortization                               467         216
    Total expenses                        28,197      18,864

Net income before minority interest       15,615      11,599

Minority interest                        (1,011)       (726)

Net income                              $ 14,604   $  10,873

Net income per share                    $   1.13    $   1.08

Weighted-average number of shares
  outstanding during the period       12,901,434  10,108,639

Dividends declared per share
  during the period                     $  1.305    $  1.230


The accompanying notes are an integral part of these statements.

                     STORAGE TRUST REALTY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (amounts in thousands)
                            (unaudited)

                                                1997       1996

Cash flows from operating activities:
  Net income                                 $ 14,604   $ 10,873
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               7,279      4,441
    Equity in earnings of joint ventures          (69)       (86)
    Distributions from joint ventures              -          20
    Minority interest                            1,011       726
    Changes in assets and liabilities:
     Accounts receivable and other assets           24        97
      Accounts payable, tenant prepayments
     and accrued expenses                        3,952     2,652
  Net cash provided by operating activities     26,801    18,723
Cash flows from investing activities:
  Acquisition of storage facilities           (61,831)   (98,844)
  Other additions to storage facilities        (2,360)    (3,622)
  Funding of notes receivable                  (2,031)        -
  Net cash used in investing activities       (66,222)  (102,466)
Cash flows from financing activities:
  Borrowings on revolving line of credit       53,570    110,234
  Payments on revolving line of credit        (90,423)   (86,156)
  Principal payments on other mortgages
    and notes payable                          (4,226)    (7,849)
  Funding of Senior Notes                     100,000         -
  Financing costs paid                         (1,026)       (51)
  Proceeds from sale of Common Shares              -      83,835
  Offering costs paid                              -      (4,941)
  Distributions to minority interests paid     (1,113)      (665)
  Dividends paid                              (16,831)   (10,744)
  Stock options exercised                         143         -
  Net cash provided by financing activities    40,094     83,663

Net change in cash and cash equivalents           673        (80)
Cash and cash equivalents at beginning
  of period                                     2,317      2,356
Cash and cash equivalents at end of period   $  2,990   $  2,276

The accompanying notes are an integral part of these statements.

                       STORAGE TRUST REALTY
         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (amounts in thousands)
                            (unaudited)

                                                1997     1996

Supplemental cash flow information:
  Cash paid for interest                      $ 4,146  $ 2,919

Schedule of non-cash investing and
  financing activities:
    Mortgages assumed on acquired facilities  $ 1,644  $ 4,260
    Issuance of Units in connection with the
      acquisition of storage facilities       $    -   $ 8,243
    Storage facilities acquired (10 in 1997
      and one in 1996) in exchange for
      storage facilities (16 in 1997 and
      two in 1996)                            $23,683  $ 2,360
    Issuance of Units in connection with the
      earnout provisions of contracts on
      previously acquired storage facilities  $   293  $    -
    Reclassification of investment in
      joint ventures to investment in
      storage facilities                      $    -   $   364
    Conversion of Units of the Operating
      Partnership held by minority interests
      to Common Shares of the Company         $   545  $    -

The accompanying notes are an integral part of these statements.

                       STORAGE TRUST REALTY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     Organization
  Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") on November 16, 1994. As of September 30, 1997, the Company owned 181 self-storage facilities in 16 states, and was a partner in two joint ventures that owned two operating self-storage facilities.

  Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.74% ownership interest therein as of September 30, 1997. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

                         STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

  Net Income Per Common Share (continued)
  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months and nine months ended September 30, 1997 and 1996 is not expected to be material.

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

  Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the nine months ended September 30, 1997, limited partners exchanged 27,829 Units in the Operating Partnership for 27,829
  Common Shares in the Company.

  At September 30, 1997, minority interest ownership in the Operating Partnership was 862,684 units or 6.26%.

  Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates.

                    STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment in Storage Facilities

     The following summarizes investment in storage facilities
    (amounts in thousands):

                               Sept. 30,    December 31,
                                   1997          1996
                               (unaudited)

  Land                           $ 72,795      $ 60,578
  Buildings                       284,181       237,190
  Furniture, fixtures and
       equipment                   22,287        16,551
                                  379,263       314,319
  Accumulated depreciation        (15,836)      (10,205)
     Investment in storage
        facilities, net          $363,427      $304,114

                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgages and Notes Payable

  Mortgages and notes payable consist of the following
       (column amounts in thousands):

                                      Sept. 30,   December 31,
                                         1997         1996
                                     (unaudited)


  Revolving line of credit:

  Unsecured revolving line of credit
  with an aggregate borrowing limit
  of $100 million, bearing interest
  at LIBOR plus 1.375% per annum
  (7.075%) at September 30, 1997
  and LIBOR plus 1.625% per annum
  (7.267%) at December 31, 1996,
  respectively, interest only payable
  monthly and a fee on the unused
  portion of .25% per annum.
  Expiration on January 24, 1998.      $23,820       $60,673


  The Company is currently negotiating the terms of a new credit agreement with several banks and expects to have such a new facility in place in January 1998. However, there can be no assurance that such new facility will be in place at such time.

                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgages and Notes Payable (continued)

                                      Sept. 30,   December 31,
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


     In anticipation of the Senior Notes offering, the Company entered into a hedging transaction (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. The hedge was closed upon receiving the commitments from the institutional investors in December 1996. The Company realized net proceeds of $645,000 from this transaction. This hedging gain is being amortized against interest expense over the weighted-average term of the Senior Notes. The balance of the hedging gain, which is included in accrued liabilities, at September 30, 1997 and December 31, 1996 was $577,000 and $645,000, respectively.

                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages and Notes Payable (continued)

                                         Sept. 30,   December 31,
                                           1997         1996
                                        (unaudited)

     Other:
     Mortgage loan secured by one self-
     storage facility, bearing interest
     at 7.5%, principal and interest of
     $16,000 payable monthly.
     Repaid on January 17, 1997.          $    -        $ 1,582
     Mortgage loan secured by one
     self-storage facility, bearing
     interest at 5.0%, monthly interest
     payments due. Repaid at maturity
     on January 31, 1997.                      -          1,000
                                          $    -        $ 2,582


     Scheduled Maturities:

     The scheduled maturities of mortgages and notes payable subsequent to September 30, 1997 are as follows (amounts in thousands):

                         Revolving
          Year Ending     Line of    Senior
          December 31,     Credit    Notes      Total

             1997        $     -    $     -   $     -
             1998          23,820         -     23,820
          1999 to 2001         -          -         -
             2002              -      14,700    14,700
             2003              -      25,900    25,900
             2004              -      25,800    25,800
             2005              -      11,200    11,200
             2006              -      11,200    11,200
             2007              -      11,200    11,200
           Totals        $ 23,820   $100,000  $123,820

                       STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Subsequent Events

     On October 14, 1997, the Company declared a $.46 dividend on each Common Share for the fourth quarter of 1997. This is an increase from the $.435 per Common Share dividend declared for the third quarter of 1997. The dividend is payable December 29, 1997 to shareholders of record on December 15, 1997.

     On October 15, 1997, the Company announced it had agreed to sell 2,200,000 Common Shares to an investment banking firm.
     The net proceeds of approximately $52 million will be used to repay amounts outstanding on the revolving line of credit and to fund future acquisition activity. The transaction is expected to close on October 21, 1997. The Company has granted to the investment banking firm a 30-day option to purchase up to 330,000 additional Common Shares solely to cover over-allotments.

                         STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Acquisitions and Pro Forma Information

     During the first nine months of 1997, the Company has acquired 32 facilities for consideration with an aggregate value of $84,479,000. Consideration included cash of $60,798,000 and the exchange of 16 of the Company's facilities valued at $23,683,000.

     The following presents the consolidated results of operations of the Company for the nine months ended September 30, 1997 on a pro forma basis as if (a) these acquisitions and exchanges during the first nine months of 1997 had been completed on January 1, 1997 and (b) the funding of $100 million of Senior Notes had been completed on January 1, 1997:


               Total revenues           $46,405,000
               Total expenses            31,617,000
               Net income before
                 minority interest       14,788,000
               Minority interest           (956,000)
               Net income               $13,832,000

               Net income per share     $      1.07

               Weighted-average number
                 of shares outstanding   12,901,434

     Net income decreased $772,000 (5.2%) for the pro forma nine months ended September 30, 1997 as compared to the actual results for this time period due primarily to the fact that (a) the operations of five facilities acquired in 1997 were in their initial lease-up period and (b) one facility acquired in 1997 was undergoing a significant expansion that opened in June 1996.

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

Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.74% ownership interest therein as of September 30, 1997. The remaining ownership interest in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

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

Results of Operations: Three months ended September 30, 1997 compared to three months ended September 30, 1996

Rental income increased $3,422,000 (28.4%) in the second quarter of 1997 compared to the second quarter of 1996 as a result of the net addition of 12 facilities during the six months ended December 31, 1996 and 16 facilities during the nine months ended September 30, 1997 ($3,122,000) and increases in the average rent per square foot and occupancy associated with those facilities owned for all of the three months ended September 30, 1996 and 1997 ($300,000). Average annualized revenue per square foot for the portfolio increased 9.1% to $7.69 in 1997 from $7.05 in 1996, while occupancy for the portfolio decreased from 87% at September 30, 1996 to 85% at September 30, 1997.

Other income increased $178,000 (89.4%) primarily from increased product sales (locks and packaging supplies) and increased commissions from rental trucks, which are at many of the Company's facilities.

Revenues on a same store basis increased $401,000 or 3.7%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from rental trucks and other income. On a same store basis, average annualized revenue per square foot increased 4.6% to $7.47 in 1997 from $7.14 in 1996, while occupancy decreased from 86% at September 30, 1996 to 84% at September 30, 1997.

Property operating expenses increased $616,000 (23.1%) as a result of acquisitions in 1996 and 1997 ($696,000) and increases at those facilities owned for all of the three months ended September 30, 1996 and 1997. Property operating expenses decreased on a same store basis by $36,000 or 1.5%, reflecting lower insurance costs and reduced advertising expenses. These increases were partially offset by a) additional payroll costs at the facilities, due to higher base pay and incentive compensation, and b) higher repairs and maintenance.

Real estate taxes increased $582,000 (59.0%) as a result of acquisitions in 1996 and 1997 ($525,000) and increases at those facilities owned for all of the three months ended September 30, 1996 and 1997. Real estate taxes on a same store basis increased by $57,000 or 6.5%, reflecting higher tax assessments and higher tax rates on those properties.

Results of Operations: Three months ended September 30, 1997 compared to three months ended September 30, 1996 (continued)

General and administrative expenses increased $164,000 (22.9%). The addition of personnel at the Company's headquarters in 1996 and 1997, increased travel costs and higher professional fees accounted for the majority of this increase.

Interest expense increased $1,369,000 (165.5%) due to the increase in borrowings to finance acquisitions and from the issuance of $100,000,000 of the Senior Notes in January and April 1997.

Depreciation increased $827,000 (49.8%) due to the increased investment in storage facilities.

Amortization increased $89,000 (123.6%) due to amortization of the costs of the Senior Notes.

Net income decreased $17,000 (0.3%) and net income per share was unchanged as a result of the factors noted above.

Results of Operations: Nine months ended September 30, 1997
compared to nine months ended September 30, 1996

Rental income increased $12,842,000 (43.1%) in the first nine months of 1997 compared to the first nine months of 1996 as a result of the net addition of 44 facilities during the year ended December 31, 1996 and 16 facilities during the nine months ended September 30, 1997 ($11,886,000) and increases in the average rent per square foot and occupancy associated with those facilities owned for all of the nine months ended September 30, 1996 and 1997 ($956,000). Average annualized rent per square foot for the portfolio increased 8.3% to $7.47 in 1997 from $6.90 in 1996, while occupancy for the whole portfolio decreased from 87% at September 30, 1996 to 85% at September 30, 1997.

Other income increased $465,000 (100.6%) primarily from increased product sales (locks and packaging supplies) and increased commissions from rental trucks at many of the Company's facilities.

Revenues on a same store basis increased $1,109,000 or 4.8%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from rental trucks and other income.

Results of Operations: Nine months ended September 30, 1997 compared to nine months ended September 30, 1996 (continued)

On a same store basis, average annualized rent per square foot increased 4.1% to $7.34 in 1997 from $7.05 in 1996, while occupancy decreased from 86% at September 30, 1996 to 84% at September 30, 1997.

Property operating expenses increased $2,267,000 (33.5%) as a result of acquisitions in 1996 and 1997 ($2,127,000) and increases at those facilities owned for all of the nine months ended
September 30, 1996 and 1997.

Property operating expenses increased on a same store basis by $140,000 or 2.8%, reflecting a) additional payroll costs at the facilities, due to higher base pay and incentive compensation,
b) additional costs for regional managers, due to more regions, and
c) higher maintenance and snow removal costs. These increases were partially offset by lower insurance costs and reduced advertising expenses.

Real estate taxes increased $1,354,000 (51.3%) as a result of acquisitions in 1996 and 1997 ($1,288,000) and increases at those facilities owned for all of the nine months ended September 30, 1996 and 1997. Real estate taxes on a same store basis increased by $66,000 or 3.4%, reflecting higher tax assessments and higher tax rates on those properties.

General and administrative expenses increased $519,000 (29.1%). The addition of personnel at the Company's headquarters in 1996 and 1997, increased travel costs and higher professional fees accounted for the majority of this increase.

Interest expense increased $2,355,000 (72.7%) due to the increase in borrowings from the issuance of $100,000,000 of the Senior Notes in January and April 1997 and the use of proceeds from the sale of 4,140,000 Common Shares in July 1996.

Depreciation increased $2,587,000 (61.2%) due to the increased investment in storage facilities.

Amortization increased $251,000 (116.2%) due to amortization of the costs of the Senior Notes.

Net income increased $3,731,000 (34.3%) and net income per share increased $.05 (4.6%) as a result of the factors noted above.

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

Funds from Operations is determined as follows (amounts in thousands):

                                          1997       1996

Three Months Ended September 30:
  Net income before minority interest    $ 5,387    $ 5,373
  Depreciation of revenue-producing
    assets                                 2,462      1,660
  Company's share of joint ventures'
    depreciation                               4          4
  Funds from Operations                  $ 7,853    $ 7,037
  Weighted-average number of
    Common Shares and Units           13,772,459 13,552,741

Nine Months Ended September 30:
  Net income before minority interest    $15,615   $ 11,599
  Depreciation of revenue-producing
    assets                                 6,747      4,225
  Company's share of joint ventures'
    depreciation                              12         17
  Funds from Operations                  $22,374    $15,841
  Weighted-average number of
    Common Shares and Units           13,762,612 10,733,513


The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $816,000 (11.6%) in the third quarter of 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 and the increased results from those facilities owned for all of the three months ended September 30, 1997 and 1996. Net operating income, defined as revenues less property operating expenses and real estate taxes, increased on a same store basis by $381,000 or 5.0%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

FFO increased $6,533,000 (41.2%) in the first nine months of 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 and the increased results from those facilities owned for all of the nine months ended September 30, 1997 and 1996. Net operating income increased on a same store basis by $903,000 or 5.7%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

FFO decreased $242,000 (1.1%) for the pro forma nine months ended September 30, 1997 as compared to the actual results for this time period due primarily to the fact that (a) the operations of five facilities acquired in 1997 were in their initial lease-up period and
(b) one facility acquired in 1997 was undergoing a significant expansion that opened in June 1996.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company had outstanding borrowings of $123,820,000 at September 30, 1997. This indebtedness consists of (a) $100,000,000 of Senior Notes and (b) $23,820,000 on the Company's revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional facilities. The revolving line of credit expires in January 1998 and bears interest at a floating rate of LIBOR plus 1.375% (7.075% at September 30, 1997).

The Company is currently negotiating the terms of a new credit agreement with several banks and expects to have such a new facility in place in January 1998. However, there can be no assurance that such new facility will be in place at such time.

On October 15, 1997, the Company announced it had agreed to sell 2,200,000 Common Shares to an investment banking firm. The net proceeds of approximately $52 million will be used to repay amounts outstanding on the revolving line of credit and to fund future acquisition activity. The transaction is expected to close on October 21, 1997. The Company has granted to the investment banking firm a 30-day option to purchase up to 330,000 additional Common Shares solely to cover over-allotments.

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

At September 30, 1997, the Company has joint and several liability but does not guarantee the $3,925,000 indebtedness of a joint venture in New Orleans, Louisiana in which it has a 15% interest. In 1996, the Company acquired a 25% interest in a joint venture that is operating a self-storage facility in Kansas City, Missouri that was constructed during 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,054,000. The balance outstanding under this construction loan as of September 30, 1997 was $1,789,000.

Liquidity

The expansion of existing facilities, the acquisition, conversion and development of additional self-storage facilities and the repayment of indebtedness, including the Senior Notes and any amounts outstanding on the revolving line of credit, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by
(a) net cash provided by operating activities and (b) borrowings under the revolving line of credit. The Company intends to meet its long-term liquidity requirements primarily through (a) borrowings under the revolving line of credit, (b) the issuance of new debt and
(c) the sale of Common Shares.

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

Capital Expenditures

During the three months ended March 31, 1997, the Company spent $187,000 for expansions of existing facilities and climate-controlled conversions and $446,000 on other capital expenditures. During the three months ended June 30, 1997, the Company spent $131,000 for expansions of existing facilities and climate-controlled conversions and $832,000 on other capital expenditures. During the three months ended September 30, 1997, the Company spent $437,000 for expansions of existing facilities and climate-controlled conversions and $327,000 on other capital expenditures.

For the twelve months ending September 30, 1998, the Company expects to spend $7,050,000 for expansions and climate-controlled conversions at existing facilities. For the remaining six months of 1997, the Company expects to spend $400,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

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

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per Common Share and to restate all prior periods. Under the new requirements for calculating primary earnings per Common Share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per Common Share for the three months and nine months ended September 30, 1997 and 1996 is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report additional information (both financial and descriptive) about operating segments in annual and interim reports. The Company will implement FASB 131 during the year ending December 31, 1998.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

          27.  Financial Data Schedule.

          (b.) Reports on Form 8-K

          A report on Form 8-K (Items 5 and 7), dated October 14, 1997, was filed to report that Storage Trust Properties, L.P. completed the acquisition of nine self-storage facilities and exchange of eight self-storage facilities during the period from May 21, 1997 and September 30, 1997. Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 and for the six months ended June 30, 1997 (unaudited) were filed with the Form 8-K for six of the nine facilities acquired. In addition, an unaudited Pro Forma Consolidated Balance Sheet as of June 30, 1997 and unaudited Pro Forma Consolidated Statements of Operations for the year ended December 31, 1996 and the six months ended June 30, 1997 were presented.

          A report on Form 8-K (Item 5), dated October 15, 1997, was filed to report the press release issued by the Company on October 14, 1997 that disclosed earnings information for the three and nine months ended September 30, 1997 and the declaration of the dividend for the fourth quarter of 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STORAGE TRUST REALTY




   October 17, 1997                /s/ Michael G. Burnam
      (Date)                       Michael G. Burnam
                                   Chief Executive Officer

   October 17, 1997                /s/ Stephen M. Dulle
      (Date)                       Stephen M. Dulle
                                   Chief Financial Officer
