Form 10-K
period 1997-12-31
STORAGE TRUST REALTY
filed 1998-03-23
CIK 928735

         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Title of each class                 Name of each exchange on which
Common Shares of Beneficial                       registered
      Interest,                          New York Stock Exchange
$.01 Par Value (the "Common Shares")

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

As of March 6, 1998, the aggregate market value of the 15,234,962 Common Shares held by non-affiliates of the registrant was approximately $380.9 million, based upon the closing price ($25.00) on The New York Stock Exchange composite tape on such date.

As of March 6, 1998, there were 15,447,193 Common Shares outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1997 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting to be held on May 12, 1998 are incorporated by reference into Part III.


                        TABLE OF CONTENTS
                                                                         Page

PART I

Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . .    12

Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . .    19

Item 4.     Submission of Matters to a Vote of Security Holders   . . .    19


PART II

Item 5.     Market for Registrant's Common Equity and
             Related Shareholder Matters   . . . . . . . . . . . . . .     19

Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . .    19

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations   . . . . . . . . . . . . . . . . .     19

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     19

Item 8.     Financial Statements and Supplementary Data   . . . . . . .    19

Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure  . . . . . . . . . . . . . . . .     19


PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . .    20

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . .    20

Item 12.    Security Ownership of Certain Beneficial Owners and Management 20

Item 13.    Certain Relationships and Related Transactions  . . . . . .    20


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    21

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


                                       PART I

Item 1.           Business

                                     THE COMPANY

General

Storage Trust Realty (the Company ) was formed as a Maryland real estate investment trust ( REIT ) on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ( BHC ) and certain of its affiliates (collectively, the Predecessor Company ) in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the Company s initial public offering (the IPO ) on November 16, 1994. As of December 31, 1997, the Company owned 187 self-storage facilities in 16 states and was a partner in two joint ventures that owned two operating self-storage facilities.

Substantially all of the Company's assets and interest in self-storage facilities are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the Operating Partnership ). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 94.74% ownership interest therein as of December 31, 1997. The remaining ownership interests in the Operating Partnership (the Units ) are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the Management Company ) manages self-storage facilities owned by unrelated third parties and conducts other business, such as the sale of locks and packaging supplies, the processing of customer property insurance and the rental of trucks, at various facilities. Through its ownership of the preferred stock of the Management Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Management Company.

The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (a) the Operating Partnership's rental of self-storage units at its facilities, (b) revenues (for financial reporting purposes) of the Management Company, and (c) earnings from joint ventures.

The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management s beliefs, and assumptions by management. Words such as expects, anticipates, intends, plans, believes, seeks, estimates; variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ( Future Factors ) which are difficult to predict. Therefore, actual outcomes may differ materially for what is expressed or forecasted in such forward-looking statements. Future Factors include: (a) changes in general economic conditions in its target markets that could adversely affect demand for the Company s facilities, (b) changes in financial markets and interest rates that could adversely affect the Company s cost of capital and its ability to meet its financial needs and obligations, and (c) those other factors discussed herein. These are representations of Future Factors that could affect the outcome of the forward-looking statements.

The Company believes that it is the fifth largest operator of self-storage facilities in the United States, based on the number of facilities operated. As of December 31, 1997, the Company (through its interest in the Operating Partnership) owned 187 self-storage facilities in 16 states in the Southern, Mid-Atlantic, Midwest and Western regions of the United States. The Operating Partnership, through joint ventures, has a 15% ownership interest in an operating self-storage facility in Louisiana and a 25% ownership interest in an operating self-storage facility in Missouri. Additionally, the Management Company manages thirteen facilities for unaffiliated third parties. The facilities which the Operating Partnership owns or in which the Operating Partnership owns a joint venture interest, together with the facilities managed for unrelated third parties by the Management Company are referred to herein as the Facilities .

In 1997, the Company acquired 38 self-storage Facilities for a combined purchase price of $105.6 million.

The following table provides information on (a) the number of Facilities owned by the Company by state at December 31, 1997 and 1996 and (b) acquisitions and exchanges of Facilities that occurred during 1997:


                                  1997 Activity
               December 31,                           December 31,
                  1996     Acquisitions  Exchanges      1997

Texas               22        12            (1)        33
South Carolina      22         2             -         24
Florida             18         6             -         24
Missouri            20         1             -         21
Georgia             17         1             -         18
Tennessee           18         2            (9)        11
North Carolina      11         1            (2)        10
Colorado             8         2             -         10
Illinois             5         5             -         10
Kansas               6         1             -          7
Kentucky             5         -             -          5
Alabama              4         1             -          5
Virginia             1         2             -          3
Wisconsin            2         -             -          2
Louisiana            1         1             -          2
Ohio                 1         1             -          2
Mississippi          3         -            (3)         -
Oklahoma             1         -            (1)         -
                   165        38           (16)        187

The Company is self-administered and self-managed. The Company has elected and expects to continue to qualify as a real estate investment trust for federal income tax purposes.

<PAGE > 6

Business Objectives and Operating Strategies

Business Objectives

The Company s primary objectives are to increase cash available for distribution and enhance shareholder value. These objectives are accomplished by (a) managing the Facilities and expanding them where economically feasible, (b) acquiring existing self-storage facilities, (c) converting other commercial real estate into self-storage facilities, and (d) developing new self-storage facilities. The Company's strategies for accomplishing these objectives are:

Internal Growth Strategies

The Company's internal growth strategy is to increase cash flow at the Facilities (and any additional facilities hereafter acquired) by (a) aggressively increasing rents on a regular basis, (b) containing costs and improving operating leverage, and (c) selectively expanding the Facilities, which includes the addition of climate controlled space.

Increasing Rents   Revenues are increased through the use of sales and
marketing programs that are customized for each location and an aggressive leasing program. The Company pursues an objective of being a price leader in its local markets and will attempt to increase rents at all of the Facilities throughout the year. The Company has a general policy that, as occupancy of all same-size units at a particular Facility nears 90%, it will consider increasing rents applicable to these units. The Company plans to continue this strategy at the Facilities and to implement it at facilities that may be acquired or developed in the future.

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

Previously completed conversion projects include a former automobile dealership in St. Louis, Missouri; and a former hotel in New Orleans, Louisiana, and a former shoe warehouse in Atlanta, Georgia.

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

Recent Developments

During 1997, the Company has expanded its portfolio of Facilities and its operating business through acquisition, expansion and conversion of self-storage facilities as described below. Additionally, through property exchanges, the Company has focused on expanding in selected markets where the Company already has a strong presence while decreasing its presence in markets perceived by the Company to have limited opportunity for growth.

Acquisitions and Exchanges

During the period from January 1, 1997 through December 31, 1997, the Company continued its acquisition program by adding a total of 38 Facilities to its portfolio containing an aggregate of 2,070,000 net rentable square feet for an aggregate purchase price of approximately $105.6 million. Twenty-eight of these Facilities, containing 1,424,000 net rentable square feet, were purchased for approximately $81.9 million. These acquisitions were funded by borrowings on the Company s revolving line of credit. Ten of these Facilities, containing 646,000 net rentable square feet, were acquired in two separate transactions through the exchange of 16 Facilities, valued at approximately $23.7 million, and the payment of approximately $12 million in cash which was funded by borrowings on the Company s revolving line of credit. These acquisitions and exchanges allowed the Company to increase its market share in certain key markets and to create operating efficiencies in those markets through economics of scale.

During the period from January 1, 1998 to February 28, 1998, the Company acquired a total of 14 Facilities containing an aggregate 852,000 net rentable square feet for an aggregate purchase price of $52.8 million. These acquisitions were funded by borrowings on the Company s revolving line of credit and the issuance of 191,350 Units valued at $5.0 million.

Climate-Controlled Conversions

The Company has completed the conversion of regular storage space to climate-controlled space at 22 Facilities during 1997. The aggregate amount expended on these conversions was $878,000. See --- Planned Acquisitions,
Developments, Expansions and Conversions below for information concerning additional planned climate-controlled conversions.

Planned Acquisitions, Developments, Expansions and Conversions

As of March 15, 1998, the Company has executed two contracts with respect to 14 self-storage facilities with an aggregate estimated purchase price of $41.9 million, with one of the contracts being for 13 facilities and a total purchase price of $38.7 million. Such contracts are expected to close no later than May 15, 1998. Additionally, the Company has executed non-binding letters of intent with respect to three additional self-storage facilities and one expansion parcel with a total expected purchase price of $4.7 million.
The Company expects to enter into contracts with respect to these purchases by May 1, 1998 and to close no later than July 31, 1998. Further, as part of one of the contracts mentioned above, the Company has options to acquire six additional facilities (at an estimated purchase price of $25.0 million) that are currently under construction or going through their initial lease-up period. These options are expected to be exercised over the next twelve months. Also, the Company expects to exercise, by May 1, 1998, an option to acquire a facility for an estimated purchase price of $1.7 million on which the Company has a note receivable with a balance of $1.5 million. The Company is currently conducting due diligence on all of the above transactions and, therefore, there can by no assurance that the acquisition of any of these facilities will occur. The Company intends to continue to grow through acquisitions and believes that acquired facilities can be effectively integrated into its operations because of management s experience in operating and acquiring self-storage facilities and the Company s centralized operating procedures and management information systems.

In addition, the Company is currently developing a site near Ft. Lauderdale, Florida, with the purchase price for such land was $1.1 million and estimated construction and development costs of $3.4 million. The Company is also developing a site in Austin, Texas, with the purchase price for such site was $730,000 and estimated construction and development costs of $2.5 million.

The Company has plans to complete the expansion of six Facilities totaling 77,200 net rentable square feet during the year ending December 31, 1998 at an estimated aggregate cost of $2.1 million. Additionally, the Company acquired land in 1997 located in Jacksonville, Florida for the expansion of a nearby Facility by 36,125 net rentable square feet. The purchase price for the land was $747,000 and the Company expects to spend an additional $1.5 million in connection with construction and development of this site. Facilities are generally expanded when levels of occupancy combined with local demand make it economically feasible in management s judgement to expand existing self-storage space.

The Company also plans to complete climate-controlled conversions at 39 Facilities totaling 224,250 during 1998 at an estimated aggregate cost of $2.0 million. In addition, the Company in 1998 has acquired a former moving company warehouse in the Miami, Florida area that the Company intends to convert to climate-controlled self-storage space. The purchase price for this building was $750,000 and conversion costs should approximate $750,000. In 1998, the Company has also acquired a former auto dealership in Kansas City, Missouri that the Company intends to convert to a site with climate-controlled and non climate-controlled space. The purchase price for this building was $725,000 with estimated conversion costs of $2.0 million. In several of the Company s markets, there is increasing demand for climate-controlled space which the Company currently rents for a premium over non-climate-controlled space.

Dispositions and Exchanges

Management constantly reviews the Facilities comprising the Company s portfolio and may dispose of any of the Facilities in the future. Any decision to dispose of a particular Facility would be based on a number of factors, including, but not limited to, (a) the strategic fit with the rest of the Company s portfolio, (b) the potential to continue to increase cash flow and value in the particular market, (c) the current market value and (d) alternate uses of capital.

The Company may dispose of Facilities for cash or other consideration or may exchange Facilities with other entities, including other publicly-held self-storage REITs.

Capital Strategy

Mortgages and Notes Payable:

The Company intends to maintain a conservative capital strategy and currently has a policy of limiting the amount of debt related to the Facilities as reflected on the Company's consolidated balance sheet, including debt of joint ventures in which the Company owns an interest, ( Company Debt ) to less than 50% of the market value of the issued and outstanding Common Shares (including interests exchangeable for Common Shares) plus Company Debt ( Total Market Capitalization ). At December 31, 1997 and 1996, the Company s Debt-to-Total Market Capitalization was 19.8% and 15.4%, respectively. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

The expansion of existing facilities, the acquisition, conversion and development of additional self-storage facilities, and the repayment of indebtedness, including amounts outstanding on the revolving line of credit, represent the Company s principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by using (a) net cash provided by operating activities and (b) borrowings under the revolving line of credit. The Company intends to meet its long-term liquidity requirements primarily through (a) borrowings under the revolving line of credit, (b) the issuance of new debt and (c) the sale of Common Shares. The Company believes that its future net cash flow will be adequate to meet operating requirements and provide for payment of distributions by the Company in accordance with tax requirements relating to a REIT in the short-term and in the long-term.

The Company had a $100 million unsecured revolving line of credit that was used to fund the acquisition, development or conversion of additional facilities. The credit line expired on January 25, 1998 and bore interest at a floating rate of LIBOR plus 137.5 basis points.

The Company has entered into a new revolving line of credit that commenced on January 26, 1998 and will expire on January 25, 2001. The total commitment on the new revolving line of credit is $150 million and will bear interest at a floating rate of LIBOR plus 1.20%.

In December 1996, the Company received commitments from various institutional investors for the private placement of $100 million of unsecured Senior Notes. The Company funded $75 million of the Senior Notes on January 22, 1997 and the remaining $25 million was funded on April 15, 1997. The fixed rate debt has two separate series - Series A Senior Notes totaling $44 million with a final maturity of seven years, an average maturity of six years and a fixed interest rate of 7.47% (125 basis points over comparable Treasuries at the date of pricing) and Series B Senior Notes totaling $56 million with a final maturity of ten years, an average maturity of eight years and a fixed interest rate of 7.66% (135 basis points over comparable Treasuries at the date of pricing). The proceeds of the financing were utilized to repay indebtedness under the Company s revolving line of credit and to finance the acquisition of additional facilities.

Issuance of Common Shares and Units:

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

During October and November 1997, the Company completed an offering of 2,530,000 Common Shares at $24-11/16 per Common Share. Net of transaction discounts and offering costs, the Company received $59,680,000 from this offering. The net proceeds were used to repay indebtedness under the revolving line of credit and finance the acquisition of facilities.

In November 1996, the Company filed a shelf registration statement covering $150,000,000 of equity securities. This registration statement has been declared effective and should permit the Company to access the equity markets efficiently when it deems appropriate. The balance remaining on this shelf registration statement as of December 31, 1997 was approximately $87,541,000. However, no assurance can be given that market conditions will be favorable for such an offering.

In connection with the acquisition of Facilities during 1995, the Company issued 183,774 Units valued at $3,652,000. In connection with the acquisition of Facilities during 1996, the Company issued 406,759 Units valued at $8,743,000. During 1997, the Company issued 11,372 Units valued at $294,000 due to the terms of an earn-out agreement on a Facility acquired in 1996.

The Units in the Operating Partnership not held by the Company can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During 1997, 32,829 Units were converted to Common Shares.

The Company amended its Stock Option plan in 1997 to allow for the payment of the regular quarterly fees to its Trustees in Common Shares. During the last two quarters of 1997, the Company issued 924 Common Shares valued at $24,000 to its Trustees.

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

In connection with the acquisition of 25 facilities (the  Balcor/Colonial
Facilities ) from Balcor/Colonial Storage Income Fund   86 (the  Seller ) in
May 1996, the Seller had a Phase I environmental assessment for each of the Balcor/Colonial Facilities prepared by an independent environmental consultant. The purpose and scope of such assessments was generally the same as set forth above with respect to Phase I environmental assessments of the other Facilities. None of these Phase I environmental assessments recommended any further investigation (except, in one instance, to confirm radon test results which was subsequently confirmed) at any of the Balcor/Colonial Facilities. However, based on the historical use of two of the sites, the Company engaged environmental consultants to conduct a limited subsurface soil and groundwater investigation to confirm the opinions expressed in the Phase I assessments of these sites. The results of such investigations indicated the presence of certain substances, the presence of which may require monitoring,
reporting or remediation.   Based on the investigations, remedial action plans
were prepared based on the maximum remediation effort that could be required under the appropriate state law. The Seller had placed $250,000 into escrow to be used towards a portion of the cost of remediation of these sites. Based on the remedial action plans, the Company received the full $250,000 held in escrow. Based upon the information which the Company has obtained and the receipt of the escrowed funds, the Company does not currently expect the aggregate cost of the remedying environmental conditions at these two Balcor/Colonial Facilities to have a material adverse effect on the financial condition or results of operations of the Company, although there can be no assurance that this will be the case.

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

Americans with Disability Act

Under the Americans with Disability Act ( ADA ), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While the Company believe that the Facilities comply in all material respects with these physical requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that the Company is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. If the Company were required to make modifications to comply with the ADA, the Company's ability to make expected distributions to its shareholders could be adversely affected; however, management believes that such effect would be minimal.

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

Employees

As of March 1, 1998, the Company (through the Operating Partnership and the Management Company) employed a total of 569 persons of which (a) 501 work at the Facilities, (b) 24 work in the regional and district offices and (c) 44 work at the home office. The Company believes that relations with their employees are good.

Storage Realty Management Co.

The Management Company manages thirteen Facilities owned by unrelated third parties and one facility in which the Company has an ownership interest through a joint venture. The managed Facilities contain 702,000 net rentable square feet and are located in the following seven states: Missouri (4), Florida (3), Kansas (2), Texas (2), Kentucky (1), Georgia (1) and Virginia
(1). While the Management Company does not intend to actively expand this aspect of its operations, management of additional facilities in the future may be considered as a precursor to acquisition by the Operating Partnership or in order for the Company to become familiar with an attractive new market. Additionally, the Management Company conducts various other businesses, such as the sale of locks and packaging supplies, the processing of customer property insurance and the rental of trucks, at various Facilities.

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

Item 2.           Properties

As of December 31, 1997, the Facilities owned by the Company consisted of 187 self-storage facilities located in 16 states containing approximately 9,894,000 net rentable square feet and 85,000 units. For these Facilities, the average net rentable square footage per property was approximately 52,900 and the average number of units per property was approximately 455. As of December 31, 1997, the weighted-average occupancy in these owned Facilities on a square footage basis was approximately 83%.

As of December 31, 1997, the Company, through joint ventures, had a 15% ownership interest in an operating self-storage facility and a 25% ownership interest in an operating self-storage facility.

As of December 31, 1997, the Facilities managed by the Management Company consisted of 14 self-storage facilities located in seven states containing approximately 702,000 rentable square feet.

The table on the following pages sets forth the location of and other information relating to the Company's portfolio of owned Facilities and those Facilities in which the Company has a joint venture interest. The table does not include those Facilities managed by the Management Company.

FACILITIES OWNED BY OPERATING PARTNERSHIP:

FACILITIES OWNED BY OPERATING PARTNERSHIP:

                                                                     Net                    Percentage
                                                                   Rentable    Month/Year    Occupancy
                                                                    Square     Acquired by     as of
                                                         Units      Footage    Storage Trust  12/31/97
ALABAMA:
  Hillcrest Road                    Mobile, AL            298        34,670       11/94          93
  Azalea Road                       Mobile, AL            287        31,965        6/95          95
  Moffat Road                       Mobile, AL            441        42,838       12/95          95
  Grelot Road                       Mobile, AL            426        49,150        2/96         100
  Government Blvd.                  Mobile, AL            415        42,275        3/97          91

COLORADO:
 Colorado Springs Area:
  North Powers Blvd.                Colorado Springs, CO  501        93,664        9/95          90
  Parkmoor Village Drive            Colorado Springs, CO  492        60,355        6/95          73
  Van Teylingen Drive               Colorado Springs, CO  361        76,850        6/95          92
  Centennial Blvd.                  Colorado Springs, CO  438        80,200        9/96          87
  Astrozon Court                    Colorado Springs, CO  614        74,896        6/97          92
 Denver Area:
  South Clinton Street              Denver, CO            282        31,660        8/96          96
  North Washington Street           Denver, CO            384        56,150        9/96          80
 Other Areas:
  College Avenue                    Ft. Collins, CO       577        57,140        3/95          86
  Wedgewood Avenue                  Longmont, CO          426        51,020        3/95          85
  Park Avenue                       Basalt, CO            710        81,887        1/97          91

FLORIDA:
 Jacksonville Area:
  Phillips Highway                  Jacksonville, FL        387        59,155       11/94          81
  Roosevelt Blvd.                   Jacksonville, FL        471        54,280       10/95          88
  Ft. Caroline Road                 Jacksonville, FL        664        67,745        5/96          88
  Southside Blvd.                   Jacksonville, FL        795        90,030        8/96          91
  Park Avenue                       Orange Park, FL         393        52,950       11/94          98
  Palm Valley Rd.                   Ponte Vedra Beach, FL   206        22,975        3/97          99
 Orlando Area:
  South Orange Blossom Trail        Apopka, FL              462        25,777        5/97          76
  Semoran Blvd.                     Casselberry, FL         637        66,625        5/96          93
  Orange Blossom Trail              Orlando, FL             750        83,500        6/95          84
  McLeod Road                       Orlando, FL             300        27,592       10/95          90
  South Semoran Blvd.               Orlando, FL             345        30,200        5/96          90
 Pensacola Area:
  Brent Lane                        Pensacola, FL           316        34,346       11/94      92
  Creighton Blvd.                   Pensacola, FL           431        46,277       11/94      94
 South Florida:
  U.S. Highway 1                    Big Coppitt, FL         227        15,311        9/95      91
  S.W. 10th St.                     Deerfield Beach, FL     835        79,279        5/97      78
  Third Street, Stock Island        Key West, FL            324        29,415       11/94      92
  N.W. 14th St.                     Miami, FL               789        62,349       10/95      89
  N.W. 7th Ave.                     Miami, FL               812        23,286        2/97      91
  N.W. 153   St.                    Miami Lakes, FL         374        13,491        3/97      89
  South U.S. Highway 1              Vero Beach, FL          464        37,075        3/97      89


FACILITIES OWNED BY OPERATING PARTNERSHIP:
                                                                        Net                  Percentage
                                                                     Rentable  Monthly/Year   Occupancy
                                                                      Square   Acquired by     as of
                                                           Units      Footage  Storage Trust  12/31/97
FLORIDA: (continued)
 Tampa Bay Area:
  North Highland                   Clearwater, FL           422        55,876        4/96      89
  Alt. Highway 19 South            Tarpon Springs, FL       385        60,491       12/94      92
  Highway 19 North                 Tarpon Springs, FL       746        80,670        5/96      92
 Other Area:
  Cleveland Avenue                 Ft. Myers, FL            550        65,129        5/96      85

GEORGIA:
 Atlanta Area:
  2064 Briarcliff Road             Atlanta, GA              225        46,230        5/96      79
  2080 Briarcliff Road             Atlanta, GA              442        49,172       11/94      79
  Spring Street                    Atlanta, GA              460        47,641        7/95      50
  North Decatur Road               Decatur, GA              463        53,234       11/94      86
  McElroy Road                     Doraville, GA            627        75,810        4/95      69
  Westmoreland Plaza               Douglasville, GA         380        45,670        4/95      61
  Dura Lee Lane                    Douglasville, GA         379        42,910       10/95      68
  Highway 5                        Douglasville, GA         356        50,400       10/95      91
  Jonesboro Road                   Forest Park, GA          505        44,345       10/95      84
  Tara Blvd.                       Jonesboro, GA            386        62,625       11/94      83
  Whitlock Place                   Marietta, GA             548        63,075       12/95      78
  Cobb Parkway                     Marietta, GA             431        47,980        5/96      82
  Jones Mill Rd.                   Norcross, GA             567        66,360        2/97      72
  Alpharetta Highway               Roswell, GA              690       113,030        5/96      77
 Augusta Area:
  Old Petersburg Road              Augusta, GA              354        41,115       11/94      72
  Peach Orchard Road               Augusta, GA              544        69,238       11/94      81
 Other Areas:
  Atlanta Highway                  Bogart, GA               411        43,530       11/95      73
  North Columbia Street            Milledgeville, GA        400        45,000       10/95      89

ILLINOIS:
 Chicago Area:
  Phillips Court                  Carol Stream, IL          424        51,025       12/94      71
  North Broadway                  Chicago, IL               464        20,194       11/94      78
  West Jarvis                     Chicago, IL               298        12,772       11/94      81
  Cermak Road                     Chicago, IL               792        63,644        5/97      85
26
  North Natchez Avenue            Chicago, IL               900        91,950        5/97      88
  West Lake Street                Hanover Park, IL          482        66,875       11/94      83
  Palmer Drive                    Schaumburg, IL            604        80,616        5/97      87
  Roselle Road                    Schaumburg, IL            369        38,630        3/97      93
  Brennen Highway                 Tinley Park, IL           546        59,660        3/97      88
  Roosevelt Road                  Winfield, IL              539        48,050        5/96      82


                                                                        Net                 Percentage
                                                                      Rentable Monthly/Year Occupancy
                                                                       Square  Acquired by    as of
                                                           Units      Footage Storage Trust 12/31/97
KANSAS:
 Kansas City Area (See Kansas City, MO Below):
  State Avenue                   Kansas City, KS            366        39,560        8/96      82
  Long Avenue                    Lenexa, KS                 345        51,895        9/96      77
  Santa Fe Trail                 Lenexa, KS                 319        53,760        2/97      77
  Foxridge Lane                  Mission, KS                563        79,075        9/96      87
  Hemlock Avenue                 Overland Park, KS          375        54,375        9/96      93
  Hedge Lane Terrace             Shawnee, KS                302        57,000        9/96      86
 Other Area:
  Haskell Avenue                 Lawrence, KS               447        61,920        9/95      78

KENTUCKY:
 Lexington Area:
  Twilight Trail                 Frankfort, KY              289        37,200       11/94      77
  Winchester Road                Lexington, KY              451        55,700        5/96      84
 Louisville Area:
  Breckenridge Lane              Louisville, KY             319        34,590        5/96      87
  4301 Poplar Level              Louisville, KY             437        44,305        5/96      76
  4324 Poplar Level              Louisville, KY             357        37,525        5/96      93

LOUISIANA:
  Church Street                  Lake Charles, LA           356        65,620        3/95      84
  Tchoupitoulas Street           New Orleans, LA            677        69,007        5/97      79

MISSOURI:
 Columbia Area:
  Paris Road                     Columbia, MO               302        36,924       11/94      71
  Rangeline Street               Columbia, MO               504       122,300       11/94      85
  I-70 Drive SE                  Columbia, MO               210        29,625        3/95      77
  Providence Road                Columbia, MO               271        37,550        3/95      92
 Kansas City Area (See Kansas City, KS Above):
  South Highway M291             Independence, MO           557        59,192        9/95      87
  East 67th Terrace              Kansas City, MO            665        77,834        9/95      88
  James A. Reed Road             Kansas City, MO            456        51,152        9/95      76
  47th Street                    Kansas City, MO            342        42,673        3/96      87
  Woodson Road                   Raytown, MO                431        66,165        9/96      89
 St. Louis Area:
  9291 West Florissant           Ferguson, MO               499        49,885        4/96
  9400 West Florissant           Ferguson, MO                10        13,200        6/97      90
  New Halls Ferry                Florissant, MO             650        68,044       12/94      80
  North Highway 67               Florissant, MO             405        54,061        4/96      84
  1550 North Lindbergh           St. Louis, MO              670        73,055       11/94      91
  2956 North Lindbergh           St. Louis, MO              438        75,600       11/94      88
  Third Street/Annex             St. Louis, MO              698        76,857        3/95,9/95 82
  World Parkway Center           St. Louis, MO              466        56,195        3/95      74
  North Vandeventer              St. Louis, MO              527        33,381        4/96      88


FACILITIES OWNED BY OPERATING PARTNERSHIP:
                                                                        Net                 Percentage
                                                                      Rentable Monthly/Year Occupancy
                                                                       Square  Acquired by     as of
                                                           Units       Footage Storage Trust 12/31/97
MISSOURI: (continued)
 Other Areas:
  St. Mary's Blvd.            Jefferson City, MO            344        34,750       11/94      82
  Florida Street              Springfield, MO               239        32,814       11/94      76

NORTH CAROLINA:
 Charlotte Area:
  East W. T. Harris Blvd      Charlotte, NC                 362        36,790       11/94      91
  South Blvd.                 Charlotte, NC                 318        36,074       11/94      83
  North Tryon                 Charlotte, NC                 690        69,375       11/94      68
  York Road                   Gastonia, NC                  362        38,400       12/95      76
  Oregon Street               Kannapolis,  NC               409        45,900       11/94      67
 Raleigh / Durham Area:
  North Duke Street           Durham, NC                    284        34,000       11/94      96
  Kangaroo Drive              Durham, NC                    669        47,973        5/96      86
  East Club Avenue            Durham, NC                    456        50,450        8/97      86
  Maitland                    Raleigh, NC                   332        38,800       11/94      88
 Other Areas:
  O'Henry Blvd.               Greensboro, NC                393        37,180       11/94      82

OHIO:
  2719 Morse Road             Columbus, OH                  516        60,575        5/96      75
  2715 Morse Road             Columbus, OH                  701        67,104        9/97      75

SOUTH CAROLINA:
 Charleston Area:
  2560 Ashley Phosphate Road  Charleston, SC                292        33,514       11/94      86
  2840 Ashley Phosphate Road  Charleston, SC                214        22,322       11/94      86
  5715 Dorchester Road        Charleston, SC                184        33,010       11/94      95
  6654 Dorchester Road        Charleston, SC                354        43,074       11/94      65
  Sam Rittenburg Blvd.        Charleston, SC                251        31,230       11/94      97
  Ashley River Road           Charleston, SC                624        63,608        5/97      83
 Columbia Area:
  2832 Broad River Road       Columbia, SC                  319        38,088       11/94      88
  3034 Broad River Road       Columbia, SC                  505        58,119        5/97      87
  Buckner Road                Columbia, SC                  499        56,830       11/94      87
  Decker Park Road            Columbia, SC                  263        34,339       11/94      87
  Rosewood Drive              Columbia, SC                  265        31,744       11/94      96
  River Drive                 Columbia, SC                  377        51,725        4/96      91
  Plumbers Road               Columbia, SC                  336        30,900        3/95      73
  Airport Blvd.               West Columbia, SC             280        34,416       11/94      89
  Orchard Drive               West Columbia, SC             253        24,447       11/94      83
 Hilton Head Area:
  Office Park Road            Hilton Head, SC               420        46,925       11/94      93
  Yacht Cove Drive            Hilton Head, SC               481        58,925       10/95      73



FACILITIES OWNED BY OPERATING PARTNERSHIP:
                                                                        Net                 Percentage
                                                                      Rentable Montyly/Year Occupancy
                                                                       Square  Acquired by    as of
                                                           Units      Footage  Storage Trust 12/31/97
SOUTH CAROLINA: (continued)
 Greenville Area:
  Whitehorse Road       Greenville, SC                      448        49,700       11/94      91
  Wood Lake Road        Greenville, SC                      280        30,300       11/94      79
  Pineknoll Road        Greenville, SC                      439        50,265        5/96      80
  North Main Street     Mauldin, SC                         329        42,950       11/94      80
  Grand View Drive      Simpsonville, SC                    362        48,375       11/94      64
  Chesnee Highway       Spartanburg, SC                     422        51,815       10/95      80
  Wade Hampton Blvd.    Taylors, SC                         297        37,394       11/94      82

TENNESSEE:
 Chattanooga Area:
  Gadd Road             Hixson, TN                          292        35,190       11/94      52
  Highway 153           Hixson, TN                          443        46,450       11/94      76
  Harding Road          Red Bank, TN                        342        37,980       11/94      79
 Nashville Area:
  Cane Ridge Road       Antioch, TN                         253        34,800        3/97      75
  Central Court         Hermitage, TN                       351        47,050        3/97      90
  Myatt Drive           Madison, TN                         300        32,490       11/94      78
  Williams Avenue       Madison, TN                         949      136,699         9/96      67
  Lafayette Street      Nashville, TN                       342        37,775       11/94      80
  Metroplex Drive       Nashville, TN                       401        49,780       11/94      56
  Welshwood Drive       Nashville, TN                       514        60,475       10/95      77
  McNally Drive         Nashville, TN                       542        86,035        9/96      75

TEXAS:
 Dallas / Ft. Worth Area:
  Inwood Road            Addison, TX                        558        79,192        6/95     84
  3006 West Division     Arlington, TX                       23        46,000       11/94     86
  3008 West Division     Arlington, TX                      301        49,315       11/94     86
  South Cooper Street    Arlington, TX                      467        57,525       11/97     92
  West Trinity Mills     Carrollton, TX                     385        45,816       11/94     84
  Marsh Lane             Carrollton, TX                     715        78,225       10/97     75
  Inwood Road            Dallas, TX                         662        71,665        9/97     71
  Forest Central Drive   Dallas, TX                         765        72,075       10/97     47
  South Cedar Ridge      Duncanville, TX                    327        36,000       11/94     94
  Spaceway / Cedar Ridge Duncanville, TX                    482        73,654       6/95,7/95 94
  Granbury Road         Fort Worth, TX                      369        49,125        7/97     79
  East Loop 820         Fort Worth, TX                      468        47,800        9/97     87
  Jackson Drive         Garland, TX                         598        72,520        5/96     84
  East Buckingham Road  Garland, TX                         318        40,700        5/96     94
  Bolen Road            Kennedale, TX                       290        33,230       11/94     78
  East Highway 121      Lewisville, TX                      472        47,100        3/97     87
  Avenue K              Plano, TX                           851        87,247        5/96     90



FACILITIES OWNED BY OPERATING PARTNERSHIP:
                                                                        Net                  Percentage
                                                                      Rentable Monthly/Year  Occupancy
                                                                      Square   Acquired by     as of
                                                           Units      Footage  Storage Trust 12/31/97
TEXAS: (continued)
 Houston Area:
  Fondren               Houston, TX                         393        41,538       11/94     99
  Wallisville Road      Houston, TX                         415        44,944       11/94     98
  Addicks Satsuma       Houston, TX                         321        38,726        3/95     97
  South Main            Houston, TX                         604        68,638       12/95     92
  Bingle Road           Houston, TX                         697        63,200       12/95     78
  Hayes Road            Houston, TX                         744        67,475       11/95     85
  Mangum Road           Houston, TX                         466        33,250       12/95     94
  6222 S.W. Freeway     Houston, TX                       1,431       109,783        6/95     87
  2510 FM 1960 West     Houston, TX                         514        50,355       11/96     74
  Milwee Street         Houston, TX                         402        64,950        3/97     92
  Loch Katrine          Houston, TX                         728        61,120        3/97     84
  Westheimer Road       Houston, TX                         540        53,000        6/97     97
  4341 S.W. Freeway     Houston, TX                         738        79,617        7/97     94
  Dominion Drive        Katy, TX                            486        72,975       12/96     91
  Highway 3             Webster, TX                         493        47,030       12/97     90

VIRGINIA:
 Washington Area:
  Lee Highway           Centerville, VA                     522        52,725       10/97     76
  South Sterling Blvd.  Sterling, VA                        373        33,750       10/97     85
 Other Area:
  Western Branch Blvd.  Chesapeake, VA                      654        75,300        5/96     89

WISCONSIN:
 Milwaukee Area:
  West Dean Road        Milwaukee, WI                     1,101       205,190        5/96     71
  Foster Court          Waukesha, WI                        217        49,432        5/96     93

 Total/Weighted Average                                  85,183     9,893,611                 83


FACILITIES OWNED BY JOINT VENTURES (Interest of Company):
                                                                        Net    Monthly/Year  Percentage
                                                                      Rentable   Interest    Occupancy
                                                                       Square  Acquired by     as of
                                                           Units      Footage  Storage Trust 12/31/97
  Tulane Avenue (15%)   New Orleans, LA                     821       153,986       11/94     96
  Marian Ridge  (25%)   Kansas City, MO                     483        70,650       10/96     68

 Total/Weighted Average                                   1,304       224,636                 87

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


Item 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's shareholders for a vote since the last annual meeting of shareholders held on May 7, 1997.

                                    PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Shareholder Matters

The information required by this item is hereby incorporated by reference to the material appearing on pages 24 and 25 of the Company's 1997 Annual Report (the Annual Report ) under the caption Shareholder and Investor
Information.

Item 6.           Selected Financial Data

The information required by this item is hereby incorporated by reference to the data appearing on the inside front cover of the Annual Report under the caption Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is hereby incorporated by reference to the material appearing on pages 9 through 12 of the Annual Report under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.           Qualitative and Quantitative Disclosures About Market Risk

Based on the instructions, the Company is not subject to the disclosure requirements of Item 305 of Regulation S-X for the year ended December 31, 1997.

Item 8.             Financial Statements and Supplementary Data

The information required by this item is hereby incorporated by reference to
the  Report of Independent Auditors,   Storage Trust Realty Consolidated
Balance Sheets as of December 31, 1997 and 1996,   Storage Trust Realty
Consolidated Statements of Operations for the Years Ended December 31, 1997,
1996 and 1995,   Storage Trust Realty Consolidated Statements of Shareholders'
Equity for the Years Ended December 31, 1997, 1996 and 1995,   Storage Trust
Realty Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 and Storage Trust Realty Notes to Consolidated Financial Statements appearing in the Annual Report on pages 13 through 24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 5of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998 (the Proxy Statement ), under the captions Election of Trustees and Management - Trustees and Executive Officers and page 23 of the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11.           Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing on pages 7 through 18 of the Proxy Statement under the
captions  Executive Compensation - Summary Compensation Table,    - Option
Grants,    - Aggregated Option Exercises in 1997 and Year-End Option Values,
- Option Plan,    - Incentive Compensation,    - Retirement Savings Plan,
- Compensation of Trustees,    - Non-competition Agreements and Termination of
Employment,   Compensation Committee Interlocks and Insider Participation,
- Executive Compensation Committee Report on Executive Compensation  and   -
Performance Graph.

Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management

The information required by this item is hereby incorporated by reference to the material appearing on pages 20 through 23 of the Proxy Statement under the caption Security Ownership.

Item 13.            Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference to the material appearing on page 19 of the Proxy Statement under the caption Certain Relationships and Related Transactions.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

                    (1)     Financial Statements

                            The consolidated balance sheets as of December 31, 1997 and 1996 and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with related notes and the independent auditors report dated January 23, 1998, except for the last three paragraphs of Note 10, which is dated February 9, 1998, appearing on pages 13 through 24 of the Annual Report, which is filed as Exhibit 13.1 to this report.

                   (2) Financial Statement Schedules and Independent Auditors Report

                            Title                                    Schedule

                            Real Estate and Accumulated Depreciation   III

                            The independent auditors' report with respect to the financial statement schedule appears on page 26 herein.

                   (3)      Exhibits

                            3.1 Second Amended and Restated Declaration of Trust of the Registrant is hereby incorporated by reference to Exhibit
                                  3.5 to the Registrant sregistration
                                  Statement on Form S-11 (No. 33-83016).

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

            (3)           Exhibits (continued)

                          10.2 Non-competition Agreement between the Registrant and each of Gordon Burnam, Michael
                                  G. Burnam and P. Crismon Burnam are hereby incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-11 (No. 33- 92556). Reference is made to the Employment Agreement filed as Exhibit 10.15.

                          10.3 Storage Trust Realty 1994 Share Option Plan is hereby incorporated by reference to Exhibit
                                  10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                         10.3(a) First Amendment to 1994 Share Option Plan is hereby incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                         10.3(b) Storage Trust Realty 1994 Share Incentive Plan (formerly known as the 1994 Share Option
                                  Plan) (as Amended and Restated).

                         10.4 Retirement Savings Plan is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 (No. 33- 83016).

                         10.4(a)  Amendment to Retirement Savings Plan,
                                  dated October 31, 1996, is hereby incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

            (3)           Exhibits (continued)

                          10.11 Corporate Services Agreement, dated as of November 16, 1994, among Storage Trust Management Co., Storage Trust Properties, L.P. and the Registrant is hereby incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                         10.11(a) Amendment to Corporate Services Agreement, dated as of January 1, 1996, is hereby incorporated by reference to Exhibit 10.11
                                   (a) to the Registrant's Annual Report on
                                   Form 10-K for the year ended December 31, 1996.

                         10.11(b) Second Amendment to Corporate Services Agreement, dated as of January 1, 1997.

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

                         10.13(a) Unconditional Guaranty of Payment and Performance, dated January 25, 1996, executed by Storage Trust Realty, is hereby incorporated by reference to Exhibit 10.13(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                         10.13(b) First Amendment to the Revolving Credit Agreement and Guaranty, dated December 13, 1996, is hereby incorporated by reference to
                                   Exhibit 10.13(b) to the Registrant's Annual
                                   Report on Form 10-K for the year ended
                                   December 31, 1996.

                         10.13[c] Revolving Credit Agreement, dated January 25, 1998, by and among Storage Trust Properties, L.P., The First National Bank of Boston, Bank of America Illinois and the other lending institutions which may become parties thereto, and The First National Bank of Boston, as agent.

                         10.13(d) Unconditional Guaranty of Payment and Performance, dated January 25, 1998, executed by Storage Trust Realty.

                         10.13(e) First Amendment to the Revolving Credit Agreement and Guaranty, dated January 25, 1997.

                         10.14 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P., guaranteed by the Registrant, is hereby incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

           (3)           Exhibits (continued)

                         10.15 Employment Agreement between the Registrant and each of Michael G. Burnam, P. Crismon Burnam and Stephen M. Dulle, dated as of December 31, 1997.

                         13.1      1997 annual report to shareholders.

                         21.1      Subsidiaries of the Registrant.

                         23.1      Consent of Ernst & Young LLP.

                         27        Financial Data Schedule.


(b)       Reports on Form 8-K

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

                                      STORAGE TRUST REALTY
Date:  March 20, 1998                 By   /s/ Michael G.Burnam
                                           Michael G. Burnam
                                           Chief Executive Officer and Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                        Title                       Date

/s/ Michael G. Burnam    Chief Executive Officer and Trustee    March 20, 1998
Michael G. Burnam             (Principal Executive Officer)

/s/ Stephen M. Dulle     Chief Financial Officer                March 20, 1998
Stephen M. Dulle         (Principal Accounting and
                          Financial Officer)

/s/ Daniel C. Staton     Chairman of the Board of Trustees      March 20, 1998
Daniel C. Staton

/s/ Gordon Burnam        Chairman Emeritus and                  March 20, 1998
Gordon Burnam            Trustee

/s/ P. Crismon Burnam    Chief Operating Officer and            March 20, 1998
P. Crismon Burnam        Trustee

/s/ Blake Eagle          Trustee                                March 20, 1998
Blake Eagle

/s/ Randall K. Rowe      Trustee                                March 20, 1998
Randall K. Rowe

/s/ Fredrick W. Petri    Trustee                                March 20, 1998
Fredrick W. Petri

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Trustees of Storage Trust Realty

We have audited the consolidated balance sheets of Storage Trust Realty (the Company ) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows of Storage Trust Realty for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 23, 1998 (except for the last three paragraphs of Note 10, as to which the date is February 9, 1998); such consolidated and combined financial statements and report are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Storage Trust Realty listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

Chicago, Illinois
January 23, 1998

                                                      STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
3008 West Division   Arlington, TX     $   150   $    945  $  -  $    26 $   150 $    971  $  1,121 $    79  11/1994     40
3006 West Division   Arlington, TX         163        741     -       32     163      773       936      74  11/1994     40
2080 Briarcliff
  Road               Atlanta, GA           465      2,303     -      113     465    2,416     2,881     195  11/1994     40
Peach Orchard
  Road               Augusta, GA           367      1,531     -       42     367    1,573     1,940     183  11/1994     40
Old Petersburg
  Road               Augusta, GA            71      1,050     -       67      71    1,117     1,188      90  11/1994     40
Phillips Court       Carol Stream, IL      345      1,409     -       77     345    1,486     1,831     113  12/1994     40
West Trinity Mills   Carrollton, TX        320      1,642     -       17     320    1,659     1,979     135  11/1994     40
Sam Rittenburg
  Blvd.              Charleston, SC        200        929     -       15     200      944     1,144      79  11/1994     40
5715 Dorchester
  Road               Charleston, SC         58        820     -       76      58      896       954      72  11/1994     40
6654 Dorchester
  Road               Charleston, SC        175        676     -       25     175      701       876      61  11/1994     40
2840 Ashley
  Phosphate Road     Charleston, SC         37        572     -       63      37      635       672      52  11/1994     40
2560 Ashley
  Phosphate Road     Charleston, SC        113        539     -       24     113      563       676      49  11/1994     40
North Tyron          Charlotte, NC         119      1,797     -      120     119    1,917     2,036     154  11/1994     40
East W.T. Harris
  Blvd.              Charlotte, NC         320      1,099     -       33     320    1,132     1,452      96  11/1994     40
South Blvd.          Charlotte, NC         275      1,075     -       19     275    1,094     1,369      93  11/1994     40
North Broadway       Chicago, IL            60        610     -      146      60      756       816      65  11/1994     40
West Jarvis          Chicago, IL            40        419     -       82      40      501       541      38  11/1994     40
Rangeline Street     Columbia, MO          205      2,840  (30)      377     175    3,217     3,392     257  11/1994     40
Home and Regional
  Offices            Columbia, MO           33        252     -    1,114      33    1,366     1,399     238  11/1994     40
Paris Road           Columbia, MO          175        981     -       30     175    1,011     1,186      85  11/1994     40
Rosewood Drive       Columbia, SC          245      1,227     -       45     245    1,272     1,517     104  11/1994     40
Decker Park Road     Columbia, SC          205        970     -       50     205    1,020     1,225      86  11/1994     40
2832Broad River
  Road               Columbia, SC          213        946     -       27     213      973     1,186      82  11/1994     40
Buckner Road         Columbia, SC          211        883     -       85     211      968     1,179      75  11/1994     40
North Decatur Road   Decatur, GA           325      1,304     -       93     325    1,397     1,722     109  11/1994     40
South Cedar Ridge    Duncanville, TX       173        910     -       30     173      940     1,113      80  11/1994     40
North Duke Street    Durham, NC            300      1,228     -       18     300    1,246     1,546     102  11/1994     40
New Halls Ferry      Florissant, MO        390      1,551     -       86     390    1,637     2,027     131  12/1994     40
Twilight Trial       Frankfort, KY          64        929     -       99      64    1,028     1,092      84  11/1994     40


                                                       STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
O'Henry Blvd.        Greensboro, NC    $    64   $    978  $  -  $    95 $    64 $  1,073  $  1,137 $    89  11/1994     40
Whitehorse Road      Greenville, SC        310      1,269     -       38     310    1,307     1,617     131  11/1994     40
Wood Lake Road       Greenville, SC        171        686     -       19     171      705       876      56  11/1994     40
West Lake Street     Hanover Park, IL      493      2,015     -       59     493    2,074     2,567     163  11/1994     40
Office Park Road     Hilton Head, SC (f)   482      1,965     -       25     482    1,990     2,472     191  11/1994     40
Highway 153          Hixson, TN            270      1,084     -       48     270    1,132     1,402      89  11/1994     40
Gadd Road            Hixson, TN            170        960     -       90     170    1,050     1,220      82  11/1994     40
Wallisville Road     Houston, TX           313      1,550     -       25     313    1,575     1,888     130  11/1994     40
Fondren              Houston, TX           240      1,096     -       10     240    1,106     1,346      92  11/1994     40
Phillips Highway     Jacksonville, FL      335      1,465     -       89     335    1,554     1,889     248  11/1994     40
St. Mary's Blvd.     Jefferson City, MO     60        892     -       83      60      975     1,035      79  11/1994     40
Tara Boulevard       Jonesboro, GA         320      1,361     -      131     320    1,492     1,812     203  11/1994     40
Oregon Street        Kannapolis, NC        353      1,416     -       15     353    1,431     1,784     112  11/1994     40
Bolen Road           Kennedale, TX         175        951     -       16     175      967     1,142      81  11/1994     40
Third Street,
  Stock Island       Key West, FL          320      1,280     -      319     320    1,599     1,919     185  11/1994     40
Myatt Drive          Madison, TN           233        936     -       17     233      953     1,186      81  11/1994     40
North Main Street    Mauldin, SC           212        881     -       28     212      909     1,121     111  11/1994     40
Hillcrest Road       Mobile, AL            153        699     -       99     153      798       951     146  11/1994     40
Lafayette Street     Nashville, TN         270      1,122     -       65     270    1,187     1,457     126  11/1994     40
Metroplex Drive      Nashville, TN         267      1,445     -       21     267    1,466     1,733     123  11/1994     40
Park Avenue          Orange Park, FL       310      1,320     -       46     310    1,366     1,676     185  11/1994     40
Brent Lane           Pensacola, FL         127        613     -       32     127      645       772     153  11/1994     40
Creighton Blvd.      Pensacola, FL          65        994     -      183      65    1,177     1,242      87  11/1994     40
Maitland             Raleigh, NC           275      1,368     -       29     275    1,397     1,672     117  11/1994     40
Harding Road         Red Bank, TN          157        935     -       12     157      947     1,104      82  11/1994     40



                                                      STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
Grand View Drive     Simpsonville, SC  $   157   $    641  $ 87  $   439 $   244 $  1,080  $  1,324 $    67  11/1994     40
Florida Street       Springfield, MO        97        637     -       20      97      657       754      56  11/1994     40
2956 North
  Lindburgh          St. Louis, MO         554      2,269     -      112     554    2,381     2,935     243  11/1994     40
1550 North
  Lindburgh          St. Louis, MO         339      1,362     -       75     339    1,437     1,776     120  11/1994     40
Alt. Highway 19
  South              Tarpon Springs, FL    448      1,092     -      589     448    1,681     2,129     109  12/1994     40
Wade Hampton
  Blvd.              Taylors, SC           190        917     -       21     190      938     1,128      79  11/1994     40
Airport Blvd.        West Columbia, SC     145        847     -       21     145      868     1,013      75  11/1994     40
Orchard Drive        West Columbia, SC      42        643     -      100      42      743       785      61  11/1994     40

Inwood Road          Addison, TX           650      2,603     -       91     650    2,694     3,344     215   6/1995     40
Spring Street        Atlanta, GA           379      1,526     -    1,235     379    2,761     3,140     230   7/1995     40
U.S. Highway 1       Big Coppit, FL        230        930     -       16     230      946     1,176      73   9/1995     40
Atlanta Highway      Bogart, GA            278      1,110     -       45     278    1,155     1,433      83  11/1995     40
Van Teylingen        Colorado Springs,
  Drive                CO                  580      2,316     -       40     580    2,356     2,936     192   6/1995     40
North Powers         Colorado Springs,
                       CO                  680      2,722     -       40     680    2,762     3,442     188   9/1995     40
Parkmoor Village     Colorado Springs,
  Drive                CO                  415      1,661     -      161     415    2,237     1,822     141   6/1995     40
Providence Road      Columbia, MO          220        891     -       22     220      913     1,133      75   3/1995     40
I-70 Drive SE        Columbia, MO          150        662     -       38     150      700       850      59   3/1995     40
Plumbers Road        Columbia, SC          140        315     -       43     140      358       498      28   3/1995     40
McElroy Road         Doraville, GA         395      1,584     -      100     395    1,684     2,079     129   4/1995     40
Westmoreland
  Plaza              Douglasville, GA      260      1,052     -       91     260    1,143     1,403      95   4/1995     40
Highway 5            Douglasville, GA      283      1,136     -      159     283    1,295     1,578      94  10/1995     40
Dura Lee Lane        Douglasville, GA      251      1,008     -      105     251    1,113     1,364      84  10/1995     40
Spaceway             Duncanville, TX       200        809     -       69     200      878     1,078      78   6/1995     40
South Cedar
   Ridge             Duncanville, TX       220        887     -        7     220      894     1,114      71   7/1995     40
Jonesboro Road       Forest Park, GA       321      1,286     -       41     321    1,327     1,648      98  10/1995     40
College Avenue       Fort Collins, CO      415      1,667     -       66     415    1,733     2,148     142   3/1995     40
York Road            Gastonia, NC          200        802     -       32     200      834     1,034      60  12/1995     40
Yacht Cove Drive     Hilton Head, SC       868      3,477     -       83     868    3,560     4,428     259  10/1995     40
S.W. Freeway         Houston, TX           600      2,884     -      468     600    3,352     3,952     258   6/1995     40
South Main           Houston, TX           737      2,951     -       46     737    2,997     3,734     209  12/1995     40
Mangum Road          Houston, TX           420      1,684     -       59     420    1,743     2,163     122  12/1995     40
Hayes Road           Houston, TX           409      1,641     -       87     409    1,728     2,137     126  11/1995     40


                                                     STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------

Addicks Satsuma      Houston, TX       $   248   $  1,000  $  -  $   102 $   248 $  1,102  $  1,350 $    95   3/1995     40
Bingle Road          Houston, TX           321      1,286     -       41     321    1,327     1,648      93  12/1995     40
South Highway M291   Independence, MO      352      1,460     -       65     352    1,525     1,877     118   9/1995     40
Roosevelt Blvd.      Jacksonville, FL      305      1,225     -       70     305    1,295     1,600      95  10/1995     40
East 67th Terrace    Kansas City, MO       404      1,680   101      487     505    2,167     2,672     153   9/1995     40
James A. Reed Road   Kansas City, MO       323      1,343     -       61     323    1,404     1,727     108   9/1995     40
Church Street        Lake Charles, LA      215        869     -       40     215      909     1,124      83   3/1995     40
Haskell Avenue       Lawrence, KS          379      1,574     -       67     379    1,641     2,020     122   9/1995     40
Wedgewood Avenue     Longmont, CO          300      1,709     -       27     300    1,736     2,036     150   3/1995     40
Whitlock Place       Marietta, GA          483      1,931     -      114     483    2,045     2,528     140  12/1995     40
N.W. 14th Street     Miami, FL             703      3,090     -       64     703    3,154     3,857     236  10/1995     40
North Columbia
  Street             Milledgeville, GA     325      1,303     -       46     325    1,349     1,674     100  10/1995     40
Moffat Road          Mobile, AL            300      1,199     -       64     300    1,263     1,563      92  12/1995     40
Azalea Road          Mobile, AL            210        839     -       65     210      904     1,114      72   6/1995     40
Welshwood Drive      Nashville, TN         601      2,407     -       63     601    2,470     3,071     181  10/1995     40
McLeod Road          Orlando, FL           234        936     -       53     234      989     1,223      74  10/1995     40
Orange Blossom
  Trial              Orlando, FL           482      1,939     -      147     482    2,086     2,568     153   6/1995     40
Chesnee Highway      Spartanburg, SC       283      1,136     -      133     283    1,269     1,552     102  10/1995     40
Third Street         St. Louis, MO         670      2,770     -       65     670    2,835     3,505     223   3/1995     40
Bus Barn             St. Louis, MO         256          9     -      154     256      163       419      19   9/1995     40
World Parkway
  Center             St. Louis. MO         320      1,315     -       26     320    1,341     1,661     107   3/1995     40
                                       --------------------------------------------------------------------
TOTAL 1994 AND
  1995 ACQUISITION                      30,949    138,491   158   11,099  31,107  149,590   180,697  12,627
                                       --------------------------------------------------------------------



                                            STORAGE TRUST REALTY AND PREDECESSOR COMPANY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------

1996 ACQUISITIONS

2064 Briarcliff
  Road               Atlanta, GA       $   738   $  2,223  $  -  $    25 $   738 $  2,248  $  2,986 $   111   5/1996     40
Semoran Blvd.        Casselberry, FL       640      1,948     -       50     640    1,998     2,638      99   5/1996     40
Western Branch
  Blvd.              Chesapeake, VA        798      2,410     -       25     798    2,435     3,233     120   5/1996     40
North Highland       Clearwater, FL        368      1,472     -       84     368    1,556     1,924      78   4/1996     40
Centennial Blvd.     Colorado Springs,
                       CO                  670      2,748     -       23     670    2,771     3,441     120   9/1996     40
River Drive          Columbia, SC          252      1,038     -        -     252    1,038     1,290      55   4/1996     40
Morse Road           Columbus, OH          530      1,598     -       32     530    1,630     2,160      81   5/1996     40
North Washington
   Street            Denver, CO            431      1,731     -       20     431    1,751     2,182      77   9/1996     40
South Clinton
  Street             Denver, CO   (g)      260      1,065     -       30     260    1,095     1,355      31   9/1996     40
Kangaroo Drive       Durham, NC            638      1,925     -       29     638    1,954     2,592      97   5/1996     40
9291 West
  Florissant         Ferguson, MO          302      1,206     -      580     302    1,786     2,088     160   4/1996     40
North Highway 67     Florissant, MO        441      1,737     -        6     441    1,743     2,184      92   4/1996     40
Cleveland Avenue     Ft. Myers, FL         563      1,715     -      104     563    1,819     2,382      90   5/1996     40
East Buckingham
  Road               Garland, TX           443      1,346     -       33     443    1,379     1,822      71   5/1996     40
Jackson Drive        Garland, TX           686      2,076     -       39     686    2,115     2,801     106   5/1996     40
Pineknoll Road       Greenville, SC        495      1,499     -       56     495    1,555     2,050      82   5/1996     40
2510 FM 1960 West    Houston, TX           325      1,305     -       42     325    1,347     1,672      53  11/1996     40
Southside Blvd.      Jacksonville, FL      750      3,030     -       65     750    3,095     3,845     144   8/1996     40
Ft. Caroline Road    Jacksonville, FL      835      2,537     -       45     835    2,582     3,417     128   5/1996     40
State Avenue         Kansas City, KS       211        841     -       72     211      913     1,124      50   8/1996     40
47th Street          Kansas City, MO       223        904     -       69     223      973     1,196      53   2/1996     40
Dominion Drive       Katy, TX              550      1,877     -      306     550    2,183     2,733      73  12/1996     40
Long Avenue          Lenexa, KS            480      1,951     -       15     480    1,966     2,446      86   9/1996     40
Winchester Road      Lexington, KY         706      2,119     -       47     706    2,166     2,872     109   5/1996     40
4324 Poplar Road     Louisville, KY        454      1,369     -       36     454    1,405     1,859      71   5/1996     40
4301 Poplar Road     Louisville, KY        577      1,740     -       35     577    1,775     2,352      90   5/1996     40
Breckenridge Lane    Louisville, KY        521      1,571     -       27     521    1,598     2,119      81   5/1996     40
Williams Avenue      Madison, TN         1,154      4,633     -       87   1,154    4,720     5,874     211   9/1996     40
Cobb Parkway         Marietta, GA          800      2,409     -       51     800    2,460     3,260     122   5/1996     40
West Dean Road       Milwaukee, WI         830      2,490     -      113     830    2,603     3,433     127   5/1996     40
Foxridge Lane        Mission, KS           500      2,032     -       16     500    2,048     2,548      90   9/1996     40



                                                     STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
Grelot Road          Mobile, AL        $   378   $  1,519  $  -  $    43 $   378 $  1,562  $  1,940 $    91   2/1996     40
McNally Drive        Nashville, TN         621      2,494     -      169     621    2,663     3,284     121   9/1996     40
South Semoran
  Blvd.              Orlando, FL           272        832     -       43     272      875     1,147      47   5/1996     40
Hemlock Avenue       Overland Park, KS     560      2,275     -       21     560    2,296     2,856     101   9/1996     40
Avenue K             Plano, TX           1,072      3,232     -      152   1,072    3,384     4,456     172   5/1996     40
Woodson Road         Raytown, MO           720      2,920     -       16     720    2,936     3,656     128   9/1996     40
Alpharetta Highway   Roswell, GA         1,678      5,051     -       40   1,678    5,091     6,769     248   5/1996     40
Hedge Lane Terrace   Shawnee, KS           340      1,385     -       17     340    1,402     1,742      61   9/1996     40
North Vandeventer    St. Louis, MO         186        745     -      340     186    1,085     1,271      50   4/1996     40
Highway 19 North     Tarpon Springs, FL    710      2,158     -       31     710    2,189     2,899     109   5/1996     40
Foster Court         Waukesha, WI          457      1,381     -     (55)     457    1,326     1,783      73   5/1996     40
Roosevelt Road       Winfield, IL        1,012      3,037     -       47   1,012    3,084     4,096     151   5/1996     40
                                       --------------------------------------------------------------------
TOTAL 1996
  ACQUISITIONS                          25,177     85,571     -    3,026  25,177   88,596   113,773   4,309
                                       --------------------------------------------------------------------

Cane Ridge Road      Antioch, TN       $   235    $   944   $ _   $  107 $   235  $ 1,051  $  1,286  $   25   3/1997     40
South Orange
  Blosson Trail      Apopka, FL            330      1,320     _      115     330    1,435     1,765      25   5/1997     40
South Cooper
  Street             Arlington, TX         442      1,836     _       21     442    1,857     2,299      14  11/1997     40
Park Avenue          Basalt, CO    (h)     748      3,000     _       81     748    3,081     3,829      81   Jan-97     40
Marsh Lane           Carrollton, TX        997      3,990     _       28     997    4,018     5,015      38  10/1997     40
Lee Highway          Centreville, VA     1,000      3,985     _       20   1,000    4,005     5,005      38  10/1997     40
Ashley River Road    Charleston, SC        852      3,343     _       27     852    3,370     4,222      64   5/1997     40
Cermak Road          Chicago, IL           877      3,469     _       78     877    3,547     4,424      67   5/1997     40
North Natchez
  Avenue             Chicago, IL           713      2,795     _       41     713    2,836     3,549      54   5/1997     40
Astrozon Court       Colorado Springs,
                       CO                  546      1,388     _       29     546    1,417     1,963      24   6/1997     40
Broad River Road     Columbia, SC          676      2,628     _       43     676    2,671     3,347      51   5/1997     40
2719 Morse Road      Columbus, OH          710      2,848     _       29     710    2,877     3,587      33   9/1997     40



                                                      STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
Inwood Road          Dallas, TX        $ 1,060   $  4,452  $  _  $    26 $ 1,060 $  4,478  $  5,538 $    50   9/1997     40
Forest Central
  Drive              Dallas, TX            610      2,444     _       25     610    2,469     3,079      28  10/1997     40
S.W. 10th Street     Deerfield Beach,
                       FL                1,010      4,040     _       37   1,010    4,077     5,087      77   5/1997     40

East Club Avenue     Durham, NC            530      1,999     _       28     530    2,027     2,557      28   8/1997     40

9400 West Florissant
  Ave.               Ferguson, MO          110        441     _       17     110      458       568       8   6/1997     40

East Loop 820        Fort Worth, TX        368      1,414     _       31     368    1,445     1,813      17   9/1997     40

Grandbury Road       Fort Worth, TX        432      1,626     _       29     432    1,655     2,087      26   7/1997     40

Central Court        Hermitage, TN         335      1,345     _       77     335    1,422     1,757      34   3/1997     40

Loch Katrine         Houston, TX           340      1,371     _       85     340    1,456     1,796      32   3/1997     40

Milwee Street        Houston, TX           476      1,917     _       53     476    1,970     2,446      45   3/1997     40

4341 S.W. Freeway    Houston, TX         1,264      4,758     _       44   1,264    4,802     6,066      75   7/1997     40

Westheimer Road      Houston, TX           616      2,556     _       25     616    2,581     3,197      43   6/1997     40

Santa Fe Trail
  Road               Lenexa, KS            160        644     _      169     160      813       973      19   2/1997     40
East Highway 121     Lewisville, TX        424      1,698     _       31     424    1,729     2,153      39   3/1997     40
N.W. 153rd Street    Miami Lakes, FL       140        560     _       20     140      580       720      13   3/1997     40
N.W. 7th Avenue      Miami, FL             360      1,451     _       44     360    1,495     1,855      37   2/1997     40
Government Blvd.     Mobile, AL            200        824     _       12     200      836     1,036      19   3/1997     40
Tchoupitoulas
  Street             New Orleans, LA       677      2,614     _      177     677    2,791     3,468      52   5/1997     40
Jones Mill Road      Norcross, GA          650      2,605     _       92     650    2,697     3,347      69   2/1997     40
Palm Valley Road     Ponte Vedra
                       Beach, FL           270      1,080     _       11     270    1,091     1,361      25   3/1997     40
Palmer Drive         Schaumburg, IL        808      3,145     _       84     808    3,229     4,037      62   5/1997     40
Roselle Road         Schaumburg, IL        440      1,763     _       31     440    1,794     2,234      41   3/1997     40
South Sterling
  Blvd.              Sterling, VA          820      3,272     _       20     820    3,292     4,112      22  10/1997     40
Brennan Highway      Tinley Park, IL       360      1,443     _      129     360    1,572     1,932      37   3/1997     40
South U.S.
  Highway 1          Vero Beach, FL        396      1,586     _       40     396    1,626     2,022      37   3/1997     40
Highway 3            Webster, TX           354      1,485     _       18     354    1,503     1,857       8  12/1997     40
                                       --------------------------------------------------------------------
TOTAL 1997
  ACQUISITIONS                          21,336     84,079     -    1,974  21,336   86,053   107,389   1,456
                                       --------------------------------------------------------------------
                                       --------------------------------------------------------------------
TOTAL OF ALL
  FACILITIES                           $77,462   $308,140  $158  $16,099 $77,620 $324,239  $401,859 $18,392
                                       ====================================================================

See Accompanying Notes to Schedule III


                                                      STORAGE TRUST REALTY
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1997
                                                       (amounts in thousands)

                                                                COST
                                                            CAPITALIZED
                                          INITIAL COST     SUBSEQUENT TO       GROSS CARRYING AMOUNT
                                           TO COMPANY       ACQUISITION        AT DECEMBER 31, 1997
                                       ------------------- ------------- -----------------------------------
                                                                                                             MONTH
                                                                                                             /YEAR
                                                                                                              AC-
                                                                                                             QUIRED
                                                                 BUILD-                             ACCUM-    BY      BUILDING
                                                                  INGS                              ULATED   STOR-     DEPRE-
                                                 BUILDINGS         &             BUILDINGS            DE-     AGE      CIATION
                               ENCUM-               &             FIX-              &       TOTAL   PRECIA-  TRUST     TERM IN
         DESCRIPTION<Fa>      BRANCES    LAND    FIXTURES  LAND   TURES   LAND   FIXTURES  <Fb><Fd> TION<Fc> REALTY   YEARS<Fe>
-------------------------------------  -------   --------- ----- ------- ------- --------- -------- -------- -------  ---------
FACILITIES UNDER
DEVELOPMENT OR
EXPANSION:
University Avenue          Davie, FL    $1,067   $   -     $ -   $ 421    $1,067   $ 421    $1,488    $  -   12/1997     n/a
Mo-Pac Highway             Austin, TX      731       -       -      85       731      85       816       -   11/1997     n/a
Palm Valley Road           Ponte Vedra
                             Beach, FL     747       -       -      56       747      56       803       -   11/1997     n/a
                                        ------------------------------------------------------------------
TOTAL                                   $2,545   $   _     $ _   $ 562    $2,545   $ 562    $3,107    $  -
                                        ==================================================================
See Accompanying Notes to Schedule III

                             STORAGE TRUST REALTY
       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (amounts in thousands)

(a). The land, building and fixtures detailed in Schedule III are used for self-storage facilities, with the exception of the Home Office.

(b). The changes in land, building and fixtures for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                         1997                        1996                        1995
                                                     -----------------------     -----------------------     ----------------------
           Balance at beginning of the year                         $314,319                    $194,216                   $101,077
             Additions during the year:
                 Cost of facilities acquired            105,415                     116,064                     88,541
                 Improvements                             9,216                       6,477                      4,628

                                                     -----------------------     -----------------------     ----------------------
             Total additions during the year                         114,631                     122,541                     93,169

             Deductions during year:
                 Cost of facilities exchanged           (23,984)                     (2,438)                         0
                 Sale of land-highway expansion               0                           0                        (30)

                                                     -----------------------     -----------------------     ----------------------
             Total deductions during the year                        (23,984)                     (2,438)                       (30)
                                                                  ----------                  ----------                 ----------
           Balance at end of year                                   $404,966                    $314,319                   $194,216
                                                                  ==========                  ==========                 ==========

(c). The changes in accumulated depreciation of buildings and fixtures for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                     1997                        1996                       1995
                                                                  ----------                  ----------                 ----------
           Balance at beginning of year                              $10,205                      $4,197                     $1,029
             Depreciation expense                                      9,377                       6,102                      3,168
             Facilities exchanged                                     (1,190)                        (94)                         0

                                                                  ----------                  ----------                 ----------
           Balance at end of year                                    $18,392                     $10,205                     $4,197
                                                                  ==========                  ==========                 ==========

(d). The aggregate cost of land, buildings, and fixtures for federal income tax basis purposes is approximately $402,783.

(e).  Depreciation is computed based upon the following useful lives:

           Building and building improvements             5-40 Years
           Fixtures, furniture and equipment               10 Years
           Signs/gates/fences                            10-20 Years
           Computer hardware                               5 Years
           Computer software                               3 Years

(f). Property secured a mortgage loan, which had a balance of $1,582 as of December 31, 1996. This was paid off on January 17, 1997.

(g). Property secured a mortgage loan, which had a balance of $1,000 as of December 31, 1996. This was paid off on January 31, 1997.

(h). Property secured a mortgage loan, which had a balance of $1,644 as of January 3, 1997 (date of acquisition). This was paid off on January 17, 1997.