Form 10-Q
period 1998-03-31
STORAGE TRUST REALTY
filed 1998-05-15
CIK 928735

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

15,457,759 common shares of Beneficial Interest, $.01 par value as of April 30, 1998.

                             STORAGE TRUST REALTY
                         CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
              (amounts in thousands, except for share information)


                                            March 31,    Dec. 31,
                                              1998         1997
ASSETS                                     (unaudited)

Investment in self-storage stores, net      $ 477,915   $ 386,574
Cash and cash equivalents                       2,597       4,909
Accounts receivable, earnest deposits
 and other assets                               7,396       5,201
Notes receivable                                2,757       2,376
Deferred financing costs, net of
 amortization of $243 and $1,085                1,426         951
Investments in joint ventures                     303         284
  Total assets                              $ 492,394   $ 400,295

LIABILITIES AND EQUITY
Liabilities:
 Mortgages and notes payable:
   Revolving line of credit                 $  78,420   $      -
   Senior Notes                               100,000     100,000
 Accounts payable and accrued expenses          5,629       5,087
 Accrued interest payable                       1,852       3,457
 Tenant prepayments                             3,863       3,242
 Dividends and distributions payable            7,588         -
   Total liabilities                          197,352     111,786

Minority interest                              23,712      15,905

Shareholders  equity:
 Common shares, $.01 par value,
   150,000,000 shares authorized,
   15,457,759 and 15,446,125 shares
   issued and outstanding, respectively           156         155
 Additional paid-in capital                   280,515     280,324
 Distributions in excess of net income         (9,341)     (7,875)
   Total shareholders  equity                 271,330     272,604
   Total liabilities and shareholders
     equity                                 $ 492,394   $ 400,295


The accompanying notes are an integral part of these statements.

                           STORAGE TRUST REALTY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
           (amounts in thousands, except for share information)
                               (unaudited)

                                               1998           1997

Revenues:
  Rental income                             $ 16,849        $ 12,872
  Management income                               57              64
  Equity in earnings of joint ventures            24              15
  Product sales and other income                 486             227
    Total revenues                            17,416          13,178

Expenses:
  Property operations                          3,458           2,716
  Real estate taxes                            1,664           1,050
  General and administrative                     858             692
  Interest                                     2,353           1,417
  Depreciation                                 2,977           2,327
  Amortization                                    87             152
    Total expenses                            11,397           8,354

Net income before minority interest            6,019           4,824

Minority interest                               (374)           (324)

Net income                                  $  5,645        $  4,500

Net income per share:
  Basic                                     $   0.37        $   0.35
  Diluted                                   $   0.36        $   0.35


Weighted-average number of shares
  outstanding during the period           15,449,030      12,886,237

Dividends declared per share
  during the period                         $  0.460        $  0.435

The accompanying notes are an integral part of these statements.

                             STORAGE TRUST REALTY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (amounts in thousands)
                                 (unaudited)

                                                 1998          1997

Cash flows from operating activities:
  Net income                                   $  5,645      $ 4,500
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                 3,064        2,479
    Equity in earnings of joint ventures            (24)         (15)
    Distributions from joint ventures                 5          -
    Minority interest                               374          324
    Other changes in assets and liabilities        (440)         641
  Net cash provided by operating activities       8,624        7,929
Cash flows from investing activities:
  Acquisition of self-storage stores            (46,132)     (26,434)
  Other additions to self-storage stores         (4,920)        (633)
  Earnest money deposits for acquisitions        (2,233)          25
  Funding of notes receivable                      (381)        -
  Net cash used in investing activities         (53,666)     (27,042)
Cash flows from financing activities:
  Borrowings on revolving line of credit         79,420       25,250
  Payments on revolving line of credit           (1,000)     (70,273)
  Principal payments on other notes payable     (35,151)      (4,226)
  Funding of Senior Notes                           -         75,000
  Financing costs paid                             (562)        (721)
  Distributions to minority interests paid          -           (373)
  Dividends paid                                    -         (5,601)
  Other issuances of Common Shares                   23           75
  Net cash provided by financing activities      42,730       19,131

Net change in cash and cash equivalents          (2,312)          18
Cash and cash equivalents at beginning
  of period                                       4,909        2,317
Cash and cash equivalents at end of period     $  2,597      $ 2,335


The accompanying notes are an integral part of these statements.

                          STORAGE TRUST REALTY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (amounts in thousands)
                               (unaudited)

                                                   1998        1997

Other changes in assets and liabilities:
  Accounts receivable and other assets           $     3    $    97
  Accounts payable, tenant prepayments and
    accrued expenses                                (443)       544
  Total                                          $  (440)   $   641

Supplemental cash flow information:
  Cash paid for interest                         $ 4,046    $   473

Schedule of non-cash investing and
  financing activities:
    Mortgages assumed in connection with the
      acquisition of self-storage stores         $35,151    $ 1,644
    Issuance of Units in connection with the
      acquisition of self-storage stores         $ 8,115    $    -
    Conversion of Units of the Operating
      Partnership held by minority interests
      to Common Shares of the Company            $   204    $   545


The accompanying notes are an integral part of these statements.

                             STORAGE TRUST REALTY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     Organization
     Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage stores. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") of common shares of beneficial interest, par value $.01 per share ("Common Shares") on November 16, 1994. As of March 31, 1998, the Company owned 213 self-storage stores in 16 states, and was a partner in two joint ventures that owned two operating self-storage stores.

     Substantially all of the Company's assets and interests in self-storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 92.99% ownership interest therein as of March 31, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

     Storage Realty Management Co. (the "Management Company") manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks and packaging supplies, the processing of customer property insurance and the rental of trucks, at various self-storage stores. Through its ownership of the preferred stock of the Management Company, the Operating Partnership receives substantially all of the economic benefit of the businesses carried on by the Management Company.

                            STORAGE TRUST REALTY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation (continued)

     Basis of Presentation:
     The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present results for the interim periods and all such adjustments are of a normal recurring nature.

     Certain amounts from 1997 have been reclassified to conform to the presentation in 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and the Management Company. All significant intercompany transactions have been eliminated in the consolidated presentations.

                            STORAGE TRUST REALTY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies

     Investment in Self-Storage Stores
     Investment in self-storage stores is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives ranging from 5 to 40 years for buildings and improvements, and 3 to 10 years for furniture, fixtures and equipment. Expenditures for significant renovations and improvements, which improve and/or extend the useful lives of fixed assets, are capitalized. Maintenance and repairs are expensed as incurred. Certain costs, principally payroll, directly related to the acquisition or development of new self-storage stores are capitalized.

     The purchase contracts on certain self-storage stores acquired included "earnout provisions" that call for additional payments to the sellers (in cash or Units) upon achievement of specified net operating income amounts. These amounts are recorded when the terms of the purchase contract are met.

     Revenue Recognition
     Rental income is recorded when due from tenants under operating lease agreements.

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

                          STORAGE TRUST REALTY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Notes Receivable
     Interest income is recorded as earned under the terms of the notes. Based on the substantial equity of the borrowers in these stores and the Company s option (at a fair market rate) to purchase these stores, the amounts funded are treated as notes receivable.

     Hedging Transactions
     The Company enters into hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates associated with anticipated debt offerings. The Company follows Statement of Financial Standards No. 80, "Accounting for Futures Contracts", which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains or losses, if any, on these transactions are deferred and amortized over the term of the related debt as an adjustment to interest expense. Changes in the fair value of the hedging transaction are not recognized in the financial statements. In the event that the anticipatory transaction is no longer likely to occur, the Company would mark the derivative to market and would recognize any adjustment in the consolidated statement of operations. The Company does not enter into transactions for trading or speculative purposes.

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

                             STORAGE TRUST REALTY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Investments in Joint Ventures
     Investments in joint ventures represent investments in self-storage stores in which the Company does not have a controlling interest. The Company exercises significant influence over the operating and financial policies of the joint ventures.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interests in joint ventures.

     Net Income Per Common Share
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which the Company adopted on December 31, 1997. FASB 128 replaced the calculations of primary and fully diluted earnings per Common Share with basic and diluted earnings per Common Share. Unlike primary earnings per Common Share, basic earnings per Common Share excludes any dilutive effects from options, warrants and convertible securities. Diluted earnings per Common Share is very similar to the previous fully diluted earnings per Common Share. The earnings per Common Share for the three months ended March 31, 1997 have been restated to conform to requirements of FASB 128.

     Capitalized Interest
     Interest is capitalized on accumulated expenditures relating to the development or conversion of qualifying self-storage stores. During the three months ended March 31, 1998, the Company capitalized $65,000 of interest costs for qualifying self-storage stores.

                               STORAGE TRUST REALTY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Minority Interest
     The minority interest reflects the ownership interests of the limited partners of the Operating Partnership and the other shareholder of the Management Company. Amounts allocated to these interests are reflected as an expense in the statement of operations and increase the Company's liability. Distributions to these limited partners and the other shareholder reduce this liability. Minority interest of Unitholders in the Operating Partnership is calculated on the weighted-average Common Shares and Units outstanding for the period.

     During the three months ended March 31, 1998, 318,432 Units were issued in connection with the acquisition of self-storage stores.

     The Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the three months ended March 31, 1998 and 1997, limited partners exchanged 10,566 and 27,829 Units, respectively, in the Operating Partnership for an equal number of Common Shares in the Company.

     At March 31, 1998, minority interest ownership in the Operating Partnership was 1,165,550 Units or 7.01%.

     Use of Estimates
     The preparation of financial statements in conformity with   generally
     accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              STORAGE TRUST REALTY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except for share information):


                                                      1998        1997

Numerator:
  Net income                                     $    5,645  $    4,500
  Effect of dilutive securities:
    Options on Common Shares                            -          -
    Income allocated to Units of
      the Operating Partnership
      owned by minority interests                       370         322
  Numerator for diluted earnings
    per Common Share-net income
    after assumed conversions                    $    6,015  $    4,822

Denominator:
  Denominator for basic earnings
    per share - weighted-average
    Common Shares outstanding                    15,449,030  12,886,237
  Effect of dilutive securities:
    Options on Common Shares                        125,679     132,254
    Weighted-average Units
      outstanding in the
      Operating Partnership
      owned by minority interests                   987,647     869,487
  Dilutive potential Common Shares                1,113,326   1,001,741
  Denominator for diluted earnings
    per Common Shares-adjusted
    weighted-average Common Shares
    and assumed conversions                      16,562,356  13,887,978

Basic earnings per Common Share                       $0.37       $0.35
Diluted earnings per Common Share                     $0.36       $0.35


                          STORAGE TRUST REALTY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Investment in Self-Storage Stores

     The following summarizes investment in self-storage stores   (amounts in
     thousands):

                                                March 31,   December 31,
                                                  1998         1997
                                               (unaudited)

     Land                                       $ 95,030     $ 77,620
     Buildings                                   366,146      299,237
     Developments and expansions
       in progress                                 5,680        3,107
     Furniture, fixtures and equipment            32,427       25,002
     Total cost                                  499,283      404,966
     Accumulated depreciation                    (21,368)     (18,392)
     Investment in self-storage
       stores, net                              $477,915     $386,574



5.   Mortgages and Notes Payable

     Mortgages and notes payable consist of the following
     (column amounts in thousands):

                                                 March 31,   December 31,
                                                   1998         1997
                                               (unaudited)

     Revolving line of credit:

     Unsecured revolving line of credit
     with an aggregate borrowing limit
     of $150 million, bearing interest
     at LIBOR plus 1.20% per annum at
     March 31, 1998 (6.8875%) and LIBOR
     plus 1.20 per annum at December
     31, 1997, interest only payable
     monthly and a fee on the unused
     portion of .15% per annum.
     Expiration on January 25, 2001.              $78,420       $    -



                         STORAGE TRUST REALTY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgages and Notes Payable (continued)
                                                 March 31,   December 31,
                                                   1998         1997
                                                (unaudited)

     Senior Notes:

     Series A, bearing interest at a
     fixed rate of 7.47% per annum,
     interest payable semi-annually on
     January 15 and July 15,principal
     payments of $14,700,000 due on
     January 15, 2002 and 2003, with
     the remaining principal
     due January 15, 2004.                       $ 44,000     $ 44,000

     Series B, bearing interest at a
     fixed rate of 7.66% per annum,
     interest payable semi-annually on
     January 15 and July 15, principal
     payments of $11,200,000 due on
     January 15, 2003, 2004, 2005 and
     2006, with the remaining
     principal due January 15, 2007.               56,000      56,000

     Total                                       $100,000    $100,000



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

                                        STORAGE TRUST REALTY
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgages and Notes Payable (continued)

     Senior Notes: (continued)
     The balance of the hedging gain, which is included in accrued liabilities, at March 31, 1998 and December 31, 1997 was $530,000 and $553,000, respectively.

     Scheduled Maturities:

     The scheduled maturities of mortgages and notes payable subsequent to March 31, 1998 are as follows (amounts in thousands):



                                Revolving
              Year Ending        Line of    Senior
              December 31,       Credit     Notes      Total


                 1998        $     -    $     -     $     -
                 1999              -          -           -
                 2000              -          -           -
                 2001           78,420        -        78,420
                 2002              -       14,700      14,700
                 2003              -       25,900      25,900
                 2004              -       25,800      25,800
                 2005              -       11,200      11,200
                 2006              -       11,200      11,200
                 2007              -       11,200      11,200
                Totals        $ 78,420   $100,000    $178,420


6.    Subsequent Events

      On April 24, 1998, the Company sold 613,811 Common Shares to an underwriter as part of the formation of an Unit Investment Trust. The net proceeds of $14.1 million were used to repay indebtedness under the Company s revolving line of credit.

      On April 29, 1998, the Company acquired a self-storage store containing 29,000 net rentable square feet in Richardson, TX. The purchase price of $1,320,000 was funded from borrowings on the Company s revolving line of credit.

                              STORAGE TRUST REALTY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Subsequent Events (continued)

      On May 12, 1998, the Company declared a $.46 dividend on each Common Share for the second quarter of 1998. The dividend is payable July 15, 1998 to shareholders of record on June 15, 1998.

7.    Acquisitions and Pro Forma Information

      During the first three months of 1998, the Company has acquired 26 stores for consideration, with an aggregate value of $88,136,000.
      The following presents the consolidated results of operations of the Company for the three months ended March 31, 1998 on a pro forma basis as if (a) these acquisitions during the first quarter of 1998 had been completed on January 1, 1998 and (b) the sale of Common Shares in April 1998 occurred on January 1, 1998 (amounts in thousands, except for share information).


              Total revenues                                $19,047
              Total expenses                                 12,751
              Net income before  minority interest            6,296
              Minority interest                                (438)
              Net income                                    $ 5,858
              Net income per share-basic                    $  0.36
              Net income per share-diluted                  $  0.36
              Weighted-average number
                of shares outstanding                    16,062,841

     The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998 nor does it purport to represent the results of operations for future periods.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Storage Trust Realty (the Company ) was formed as a Maryland real estate investment trust ( REIT ) on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ( BHC ) and certain of its affiliates (collectively, the Predecessor Company ) in owning, operating and managing self-storage stores. The Company and its subsidiaries commenced operations effective with the completion of the Company s initial public offering (the IPO ) of common shares of beneficial interest, par value $.01 per share
( Common Shares ) on November 16, 1994. As of March 31, 1998, the Company owned 213 self-storage stores in 16 states and owned an interest in two joint ventures that owned two self-storage stores.

Substantially all of the Company's assets and interests in self- storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the Operating Partnership ). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 92.99% ownership interest therein as of March 31, 1998. The remaining ownership interest in the Operating Partnership (the Units ) are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the Management Company ) manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various facilities. At March 31, 1998, fourteen self-storage stores were managed by the Management Company, including one of the stores owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Management Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Management Company.

The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (i) the Operating Partnership's rental of self-storage units at the Company's stores, (ii) revenues (for financial reporting purposes) of the Management Company, and (iii) earnings from joint ventures.

The following discussion is based on the consolidated financial statements that include the accounts of the Company, the Operating Partnership and the Management Company. Unless the context indicates otherwise, references to the Company are to Storage Trust Realty, Storage Trust Properties, L.P. and Storage Realty Management Co. on a consolidated basis.

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

Results of Operations: Three months ended March 31, 1998
compared to three months ended March 31, 1997

Rental income increased $3,977,000 (30.9%) in the first quarter of 1998 compared to the first quarter of 1997 as a result of the net addition of 22 stores during the year ended December 31, 1997 and 26 stores during the three months ended March 31, 1998 ($3,705,000) and increases in the average rent per square foot associated with those stores owned for all of the three months ended March 31, 1997 and 1998. Average annualized revenue per square foot for the portfolio increased 7.0% to $7.77 in 1998 from $7.26 in 1997, while occupancy for the whole portfolio decreased from 85% at March 31, 1997 to 83% at March 31, 1998.

Product sales and other income increased $259,000 (114.1%) primarily from increased sales of locks and packaging supplies and increased commissions from truck rentals, which are at many of the Company s stores.

Total revenues on a same store basis (149 stores) increased $388,000 or 3.4%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from truck rentals and other income. On a same store basis, average annualized revenue per square foot increased 6.2% to $7.41 in 1998 from $6.98 in 1997, while occupancy decreased from 84% at March 31, 1997 to 82% at March 31, 1998.

Property operating expenses increased $742,000 (27.3%) as a result of (a) acquisitions in 1997 and 1998 ($682,000), (b) increases at those stores owned for all of the three months ended March 31, 1997 and 1998 and (c) additional costs due to more regional managers. Direct property operating expenses increased on a same store basis by $60,000 or 2.6%, reflecting (a) additional payroll costs at the stores, due to higher base pay and incentive compensation and (b) higher costs due to increased product sales and commissions on truck rentals. These increases were partially offset by (a) lower insurance costs,
(b) reduced advertising expenses and (c) lower maintenance and snow removal costs.

Results of Operations: Three months ended March 31, 1998 compared to three months ended March 31, 1997 (continued)

Real estate taxes increased $614,000 (58.5%) as a result of acquisitions in 1997 and 1998 ($567,000) and increases at those stores owned for all of the three months ended March 31, 1997 and 1998. Real estate taxes on a same store basis increased by $47,000 or 4.6%, reflecting higher tax assessments and higher tax rates on those stores.

General and administrative expenses increased $166,000 (24.0%). The addition of personnel at the Company's headquarters in 1997, the costs of district managers and higher professional fees accounted for the majority of this increase.

Interest expense increased $936,000 (66.1%) due to (a) the increase in borrowings under the Company's revolving line of credit and (b) the effect of the issuance of the Senior Notes in 1997.

Depreciation increased $650,000 (27.9%) due to the increased investment in storage stores.

Amortization decreased $65,000 (42.8%) due to lower costs of the new revolving line credit entered into during January 1998.

Net income increased $1,145,000 (25.4%) and basic net income per share increased $.02 (5.7%) as a result of the factors noted above. Diluted net income per share increased $.01 (2.9%) due to the effect of the dilutive securities (options and Units) used in the calculation.

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

Funds from Operations is determined as follows (amounts in thousands):

                                                1998      1997

Three Months Ended March 31,:
  Net income before minority interest          $ 6,019  $ 4,824
  Depreciation of revenue-producing
    assets                                       2,952    2,307
  Company s share of joint ventures
    depreciation                                     4        4
  Funds from Operations                        $ 8,975  $ 7,135


The basic weighted-average number of Common Shares and Units for the three months ended March 31, 1998 and 1997 were 16,436,677 and 13,755,724, respectively. The diluted weighted-average number of Common Shares and Units for the three months ended March 31, 1998 and 1997 were 16,562,356 and 13,887,978, respectively. The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $1,840,000 (25.8%) in 1998 over 1997 due (a) to the acquisition of stores in 1998 and 1997 and the effect of the issuance of 4,140,000 Common Shares in October and November 1997 ($3,261,000) and (b) the increased results from those stores owned for all of the three months ended March 31, 1997 and 1998. Net operating income, defined as revenues less direct property operating expenses and real estate taxes, increased on a same store basis by $279,000 or 3.4%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

Dispositions and Exchanges

Management constantly reviews the stores comprising the Company s portfolio and may dispose of any of the stores in the future. Any decision to dispose of a particular store would be based on a number of factors, including, but not limited to, (a) the strategic fit with the rest of the Company s portfolio, (b) the potential to continue to increase cash flow and value in the particular market, (c) the current market value and (d) alternate uses of capital.

The Company may dispose of stores for cash or other consideration or may exchange them with other self-storage operators, including other publicly-held self-storage REITs.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company s formal policy on the incurrence of debt is to limit Company debt (including the indebtedness of joint ventures) to 50% of total market capitalization, which is defined as the market value of the issued and outstanding Common Shares (including Units exchangeable for Common Shares) plus Company debt. At March 31, 1998 and December 31, 1997, the Company s debt-to-total market capitalization was 31.0% and 19.8%, respectively. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

The Company had outstanding borrowings of $178,420,000 at March 31, 1998. This indebtedness consists of (a) $100,000,000 of Senior Notes and (b) $78,420,000 on the Company s revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional stores. The revolving line of credit expires in January 2001 and bears interest at a floating rate of LIBOR plus 1.20% (6.8875% at March 31, 1998).

At March 31, 1998, the Company has joint and several liability but does not guarantee the $3,889,000 indebtedness of a joint venture in New Orleans, LA in which it has a 15% interest. In 1996, the Company acquired a 25% interest in a joint venture that is operating a self-storage store in Kansas City, MO that was constructed in 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,046,000. The balance outstanding under this construction loan as of March 31, 1998 was $1,888,000.

Liquidity

The expansion of existing stores, the acquisition, conversion and development of additional self-storage stores and the repayment of indebtedness, including the Senior Notes and any amounts outstanding on the revolving line of credit, represent the Company's principal liquidity requirements.

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

Capital Expenditures

During the three months ended March 31, 1998, the Company spent: (a) $2,573,000 on new facilities under development or conversion, (b) $921,000 for expansions of existing stores and climate-controlled conversions, (c) $133,000 for equipment used by home office and regional management and (d) $1,293,000 on other capital expenditures. For the remaining nine months of 1998, the Company expects to spend $3,180,000 for expansions and climate-controlled conversions and $2,880,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

Inflation

Substantially all of the leases at the stores have one-month terms, which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

Seasonality

The Company s revenues are expected to be higher during the latter part of the year because its stores experience greater occupancy from May through September (due to higher levels of residential moves during that period) and increases in rental rates, which occur throughout the year. The Company does not expect seasonality to materially affect distributions to shareholders.
The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report comprehensive income and its components in its financial statements. The Company will implement FASB 130 during the year ended December 31, 1998. The impact of FASB 130 on the Company s financial statements is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which is effective for financial statements for periods beginning after December 15, 1997. At the time of implementation, the Company will be required to report additional information (both financial and descriptive) about operating segments in annual and interim reports.

As FASB 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with FASB 131 until the 1998 Annual Report, at which time it will restate prior years segment disclosures to conform to the FASB 131 segment presentations. In the Company s first quarter 1999 report and in subsequent quarters, the Company will present the interim disclosures required by FASB 131 for both 1999 and 1998.

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue Number 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions ( EITF 97-11 ). Internal pre-acquisition costs (e.g. costs of an internal acquisitions departments) associated with the acquisition of a fully developed self-storage should be expensed as incurred. Internal costs incurred for non-operating stores being developed or converted can be capitalized in specified circumstances. The Company will be adopting the accounting guidance for acquisitions of operating self-storage stores for which contracts were entered into after the March 19, 1998 date of the consensus. For the three months ended March 31, 1998 and 1997, the Company had total acquisition costs of $396,000 and $106,000, respectively, and capitalized internal acquisition costs of $284,000 and $46,000, respectively.

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

          None

Item 5.   Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

            (a.) Exhibits

            27    Financial Data Schedule for three months ended March 31,
                  1998.

            (b.) Reports on Form 8-K

            A report on Form 8-K dated March 20, 1998 as amended by a report on Form 8-K/A, dated April 24, 1998, was filed to report that Storage Trust Properties, L.P. completed the acquisition of six self-storage stores during the three months ended December 31, 1997. In addition, an unaudited Pro Forma Combined Statement of Operations for the years ended December 31, 1997 and 1996 were presented.

            A report on Form 8-K dated March 20, 1998 as amended by a report on Form 8-K/A, dated April 30, 1998, was filed to report that Storage Trust Properties, L.P. completed the acquisition of 14 self-storage stores during the period from January 1, 1998 to February 12, 1998. Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 were filed with the Form 8-K/A for 13 of the 14 stores acquired. In addition, an unaudited Pro Forma Combined Balance Sheet as of December 31, 1997 and an unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1997 were presented.

            A report on Form 8-K dated April 21, 1998 was filed to file an underwriting agreement dated April 21, 1998 between the Company and A.G. Edwards & Sons, Inc. relating to an offering of 631,811 Common Shares of the Company.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STORAGE TRUST REALTY


      May 14, 1998                    /s/ Michael G. Burnam
         (Date)                       Michael G. Burnam
                                      Chief Executive Officer

      May 14, 1998                   /s/ Stephen M. Dulle
        (Date)                       Stephen M. Dulle
                                     Chief Financial Officer