Form 10-Q
period 1998-06-30
STORAGE TRUST REALTY
filed 1998-08-11
CIK 928735

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                          (573) 499-4799
       (Registrant=s telephone number, including area code)


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

16,074,584 common shares of Beneficial Interest, $.01 par value as of July 31, 1998.


                       STORAGE TRUST REALTY
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
       (amounts in thousands, except for share information)

                                            June 30,    Dec. 31,
                                              1998        1997
ASSETS                                    (unaudited)
Investment in self-storage stores, net     $ 490,170   $ 386,574
Cash and cash equivalents                      2,556       4,909
Accounts receivable, earnest deposits
  and other assets                             1,708       5,201
Notes receivable                               1,706       2,376
Deferred financing costs, net of
  amortization of $330 and $1,085              1,354         951
Investments in joint ventures                    316         284
  Total assets                             $ 497,810   $ 400,295

LIABILITIES AND EQUITY
Liabilities:
  Mortgages and notes payable:
    Revolving line of credit               $  67,780   $      -
    Senior Notes                             100,000     100,000
  Accounts payable and accrued expenses        6,976       5,087
  Accrued interest payable                     3,626       3,457
  Tenant prepayments                           4,036       3,242
  Dividends and distributions payable          7,929          -
    Total liabilities                        190,347     111,786

Minority interests                            23,597      15,905

Shareholders= equity:
  Common shares, $.01 par value,
    150,000,000 shares authorized,
    16,074,299 and 15,446,125 shares
    issued and outstanding, respectively         161         155
  Additional paid-in capital                 294,708     280,324
  Distributions in excess of net income      (11,003)     (7,875)
    Total shareholders= equity               283,866     272,604
    Total liabilities and shareholders
      equity                               $ 497,810   $ 400,295



The accompanying notes are an integral part of these statements.



                     STORAGE TRUST REALTY
              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
       (amounts in thousands, except for share information)
                           (unaudited)

                                             1998        1997

Revenues:
  Rental income                            $ 19,158    $ 14,275
  Product sales and other property income       514         269
  Interest income                                92          54
  Management income                              48          48
  Equity in earnings of joint ventures           13          24
    Total revenues                           19,825      14,670

Expenses:
  Property operations and product sales       4,256       3,022
  Real estate taxes                           2,013       1,377
  General and administrative                  1,070         732
  Interest                                    2,993       1,983
  Depreciation                                3,254       1,998
  Amortization                                   87         153
    Total expenses                           13,673       9,265

Net income before minority interests          6,152       5,405

Minority interests                             (421)       (329)

Net income                                 $  5,731    $  5,076

Net income per share:
  Basic                                    $   0.36    $   0.39
  Diluted                                  $   0.36    $   0.39


Weighted-average number of shares
  outstanding during the period          15,916,647  12,908,032

Dividends declared per share
  during the period                        $  0.460    $  0.435



The accompanying notes are an integral part of these statements.



                     STORAGE TRUST REALTY
              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
       (amounts in thousands, except for share information)
                           (unaudited)

                                             1998        1997

Revenues:
  Rental income                            $ 36,007    $ 27,147
  Product sales and other property income       891         455
  Interest income                               200          95
  Management income                             106         112
  Equity in earnings of joint ventures           37          39
    Total revenues                           37,241      27,848

Expenses:
  Property operations and product sales       7,714       5,738
  Real estate taxes                           3,677       2,427
  General and administrative                  1,928       1,424
  Interest                                    5,346       3,400
  Depreciation                                6,231       4,325
  Amortization                                  174         305
    Total expenses                           25,070      17,619

Net income before minority interests         12,171      10,229

Minority interests                             (795)       (653)

Net income                                 $ 11,376    $  9,576

Net income per share:
  Basic                                    $   0.73    $   0.74
  Diluted                                  $   0.72    $   0.74


Weighted-average number of shares
  outstanding during the period          15,684,130  12,897,195

Dividends declared per share
  during the period                        $  0.920    $  0.870



The accompanying notes are an integral part of these statements.



                      STORAGE TRUST REALTY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (amounts in thousands)
                           (unaudited)

                                                1998      1997

Cash flows from operating activities:
  Net income                                 $ 11,376   $ 9,576
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization               6,405     4,670
    Equity in earnings of joint ventures          (37)      (39)
    Distributions from joint ventures               5        -
    Minority interests                            795       653
    Other changes in assets and liabilities     3,091     3,736
  Net cash provided by operating activities    21,635    18,556
Cash flows from investing activities:
  Acquisition of self-storage stores          (55,420)  (49,783)
  Other additions to self-storage stores       (9,566)   (1,592)
  Earnest money deposits for acquisitions       3,197        -
  Funding of notes receivable                    (905)       -
  Net cash used in investing activities       (62,694)  (51,375)
Cash flows from financing activities:
  Borrowings on revolving line of credit       87,630    39,150
  Payments on revolving line of credit        (19,850)  (85,923)
  Principal payments on other notes payable   (35,151)   (4,226)
  Funding of Senior Notes                          -    100,000
  Financing costs paid                           (577)     (975)
  Proceeds from sale of Common Shares          15,000        -
  Offering costs paid                            (833)       -
  Distributions to minority interests paid       (478)     (743)
  Dividends paid                               (7,110)  (11,216)
  Other issuances of Common Shares                 75       118
  Net cash provided by financing activities    38,706    36,185

Net change in cash and cash equivalents        (2,353)    3,366
Cash and cash equivalents at beginning
  of period                                     4,909     2,317
Cash and cash equivalents at end of period   $  2,556   $ 5,683


The accompanying notes are an integral part of these statements.




                    STORAGE TRUST REALTY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (amounts in thousands)
                           (unaudited)

                                                1998     1997

Other changes in assets and liabilities:
  Accounts receivable and other assets        $   240  $  (222)
  Accounts payable, tenant prepayments and
    accrued expenses                            2,851    3,958
  Total                                       $ 3,091  $ 3,736

Supplemental cash flow information:
  Cash paid for interest                      $ 5,380  $   671

Schedule of non-cash investing and
  financing activities:
    Mortgages assumed in connection with the
      acquisition of self-storage stores      $35,151  $ 1,644
    Issuance of Units in connection with the
      acquisition of self-storage stores      $ 8,115  $    -
    Application of note receivable in
       connection with the acquisition of
       a self-storage store                   $ 1,575  $    -
    Issuance of Units in connection with the
      earnout provisions of contracts on
      previously acquired self-storage stores $    -   $   293
    Conversion of Units of the Operating
      Partnership held by minority interests
      to Common Shares of the Company         $   204  $   545


The accompanying notes are an integral part of these statements.

                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

1.   Organization and Basis of Presentation

     Organization
     Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage stores. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") of common shares of beneficial interest, par value $.01 per share ("Common Shares") on November 16, 1994. As of June 30, 1998, the Company owned 217 self-storage stores in 16 states, and was a partner in two joint ventures that owned two operating self-storage stores.

     Substantially all of the Company's assets and interests in self-storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.24% ownership interest therein as of June 30, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

     Storage Realty Management Co. (the "Subsidiary Company") manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks and packaging supplies, the processing of customer property insurance and the rental of trucks, at various self-storage stores. At June 30, 1998, 12 self-storage stores were managed by the Subsidiary Company, including one of the stores owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Subsidiary Company, the Operating Partnership receives substantially all of the economic benefit of the businesses carried on by the Subsidiary Company.

                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

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

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and
     the Subsidiary Company.   All significant intercompany
     transactions have been eliminated in the consolidated presentations.

                        STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

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

     Accounting for Internal Acquisition Costs
     On March 19, 1998, the Emerging Issues Task Force of the
     Financial Accounting Standards Board reached a consensus on Issue Number 97-11, AAccounting for Internal Costs Relating to Real Estate Property Acquisitions@(AEITF 97-11@). EITF
     97-11 states that internal pre-acquisition costs (e.g. costs of an internal acquisition department) associated with the acquisition of a fully developed self-storage store should be expensed as incurred. Internal costs incurred for non-operating stores being developed or converted can be capitalized in specified circumstances. Prior to the issuance of EITF 97-11, the Company capitalized certain costs, primarily payroll, directly related to the acquisition of operating self-storage stores. The Company has adopted the accounting guidance from EITF 97-11 for the acquisition of operating self-storage stores for which contracts were entered into after the March 19, 1998 date of the consensus.

                      STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Accounting for Internal Acquisition Costs (continued)
     For the three months ended June 30, 1998 and 1997, the Company had total acquisition costs of $175,000 and $152,000, respectively, and capitalized internal acquisition costs of $0 and $101,000, respectively. For the six months ended June 30, 1998 and 1997, the Company had total acquisition costs of $571,000 and $258,000, respectively, which include capitalized internal acquisition costs of $284,000 and $146,000, respectively.

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

                   STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Notes Receivable
     Interest income is recorded as earned under the terms of the notes. Based on the substantial equity of the borrowers in these stores and the Company=s option (at a fair market rate) to purchase these stores, the amounts funded are treated as notes receivable.

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

                        STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

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

     Net Income Per Common Share
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which the Company adopted on December 31, 1997. FASB 128 replaced the calculations of primary and fully diluted earnings per Common Share with basic and diluted earnings per Common Share. Unlike primary earnings per Common Share, basic earnings per Common Share excludes any dilutive effects from options, warrants and convertible securities. Diluted earnings per Common Share is very similar to the previous fully diluted earnings per Common Share. The earnings per Common Share for the three and six months ended June 30, 1997 have been restated to conform to requirements of FASB 128.

     Capitalized Interest
     Interest is capitalized on accumulated expenditures relating to the development or conversion of qualifying self-storage stores. During the three months and six months ended June 30, 1998, the Company capitalized $138,000 and $203,000, respectively, of interest costs for qualifying self-storage stores.

                    STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Minority Interests
     The minority interests reflects the ownership interests of the limited partners of the Operating Partnership and the other shareholder of the Subsidiary Company. Amounts allocated to these interests are reflected as an expense in the statement of operations and increase the Company's liability. Distributions to these limited partners and the other shareholder reduce this liability. Minority interest of Unitholders in the Operating Partnership is calculated on the weighted-average Common Shares and Units outstanding for the period.

     During the six months ended June 30, 1998, 318,432 Units were issued in connection with the acquisition of self-storage stores.

     The Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the six months ended June 30, 1998 and 1997, limited partners exchanged 10,566 and 27,829 Units, respectively, in the Operating Partnership for an equal number of Common Shares in the Company.

     At June 30, 1998, minority interest ownership in the Operating Partnership was 1,165,550 Units or 6.76%.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                   STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands, except for share information):


                                          Three Months Ended
                                               June 30,
                                           1998        1997


     Numerator:
       Net income                       $    5,731  $    5,076
       Effect of dilutive securities:
         Options on Common Shares               -           -
         Income allocated to Units of
           the Operating Partnership
           owned by minority interests         416         325
       Numerator for diluted earnings
         per Common Share-net income
         after assumed conversions      $    6,147  $    5,401

     Denominator:
       Denominator for basic earnings
         per share - weighted-average
         Common Shares outstanding      15,916,647  12,908,032
       Effect of dilutive securities:
         Options on Common Shares          101,114     126,517
         Weighted-average Units
           outstanding in the
           Operating Partnership
           owned by minority interests   1,165,550     851,437
       Dilutive potential Common Shares  1,266,664     977,954
       Denominator for diluted earnings
         per Common Shares-adjusted
         weighted-average Common Shares
         and assumed conversions        17,183,311  13,885,986

     Basic earnings per Common Share         $0.36       $0.39
     Diluted earnings per Common Share       $0.36       $0.39


                       STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

3.   Earnings per Share (continued)


                                           Six Months Ended
                                               June 30,
                                           1998        1997

     Numerator:
       Net income                       $   11,376  $    9,576
       Effect of dilutive securities:
         Options on Common Shares               -           -
         Income allocated to Units of
           the Operating Partnership
           owned by minority interests         786         647
       Numerator for diluted earnings
         per Common Share-net income
         after assumed conversions      $   12,162  $   10,223

     Denominator:
       Denominator for basic earnings
         per share - weighted-average
         Common Shares outstanding      15,684,130  12,897,195
       Effect of dilutive securities:
         Options on Common Shares          113,397     129,385
         Weighted-average Units
           outstanding in the
           Operating Partnership
           owned by minority interests   1,077,091     851,437
       Dilutive potential Common Shares  1,190,488     980,822
       Denominator for diluted earnings
         per Common Shares-adjusted
         weighted-average Common Shares
         and assumed conversions        16,874,618  13,878,017

     Basic earnings per Common Share         $0.73       $0.74
     Diluted earnings per Common Share       $0.72       $0.74



                     STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

4.   Investment in Self-Storage Stores

     The following summarizes investment in self-storage stores (amounts in thousands):

                                          June 30,   December 31,
                                            1998         1997
                                        (unaudited)

     Land                                $ 96,982      $ 77,620
     Buildings                            376,114       299,237
     Developments and expansions
       in progress                          7,695         3,107
     Furniture, fixtures and equipment     34,002        25,002
     Total cost                           514,793       404,966
     Accumulated depreciation             (24,623)      (18,392)
     Investment in self-storage
       stores, net                       $490,170      $386,574




5.   Mortgages and Notes Payable

     Mortgages and notes payable consist of the following (column amounts in thousands):


                                          June 30,   December 31,
                                            1998         1997
                                        (unaudited)

     Revolving line of credit:

     Unsecured revolving line of credit
     with an aggregate borrowing limit
     of $150 million, bearing interest
     at LIBOR plus 1.10% per annum at
     March 31, 1998 (6.7875%) and LIBOR
     plus 1.20% per annum at December
     31, 1997, interest only payable
     monthly and a fee on the unused
     portion of .15% per annum.
     Expiration on January 25, 2001.      $ 67,780     $    -


     During the second quarter of 1998, the interest rate on the revolving line of credit decreased from LIBOR plus 1.20% to LIBOR plus 1.10% based on the Company receiving ratings from two major rating agencies.


                        STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

5.   Mortgages and Notes Payable (continued)

                                          June 30,   December 31,
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

                       STORAGE TRUST REALTY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

5.   Mortgages and Notes Payable (continued)

     Senior Notes: (continued)

     The balance of the hedging gain, which is included in accrued liabilities, at June 30, 1998 and December 31, 1997 was
     $506,000 and $553,000, respectively.

     Proposed Securities Offering:

     The Company and the Operating Partnership have filed a shelf registration statement on Form S-3 for the issuance of $150 million in equity securities (either Common Shares or preferred shares) by the Company and/or debt securities by the Operating Partnership.

     In anticipation of a potential debt offering, the Company has entered into several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. At June 30, 1998, the unrealized loss on the hedging transaction was $289,000.



                        STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

5.   Mortgages and Notes Payable (continued)

     Scheduled Maturities:

     The scheduled maturities of mortgages and notes payable subsequent to June 30, 1998 are as follows (amounts in thousands):


                         Revolving
          Year Ending     Line of    Senior
          December 31,     Credit    Notes      Total

             1998        $     -    $     -   $     -
             1999              -          -         -
             2000              -          -         -
             2001          67,780         -     67,780
             2002              -      14,700    14,700
             2003              -      25,900    25,900
             2004              -      25,800    25,800
             2005              -      11,200    11,200
             2006              -      11,200    11,200
             2007              -      11,200    11,200
           Totals        $ 67,780   $100,000  $167,780


6.   Sale of Common Shares

     On April 24, 1998, the Company sold 613,811 Common Shares to an underwriter as part of the formation of an Unit Investment Trust. The net proceeds of $14.2 million were used to repay indebtedness under the Company=s revolving line of credit.

                     STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

7.   Subsequent Events

     On July 6, 1998, the Company acquired a newly constructed self-storage store containing 64,000 net rentable square feet in Arvada, CO. The purchase price of $2,000,000 was funded from borrowings on the Company=s revolving line of credit. With the acquisition, the Company entered into a land lease with the seller to lease the land at $9,900 per month with an option to acquire the land after January 10, 1999 for $1,525,000. The Company expects to acquire the land under the terms of the option.

     On July 24, 1998, the Company entered into an agreement to lend funds for the conversion of a warehouse into a self-storage store in Dallas, TX. The total commitment under the note receivable is $5,575,000 and amounts outstanding will bear interest at 9% per annum. The note matures on January 24, 2002. The Company has an option to purchase the store starting one month after the store receives its certificate of occupancy, with the purchase price based on the net operating income of the store and a capitalization rate of 10%. The note is collateralized by a first mortgage on the store.

     On July 24, 1998, the Company entered into an agreement with Gordon Burnam, Chairman Emeritus of the Company, to acquire an industrial property containing 13,000 net rentable square feet which is adjacent to the Company=s Columbia, MO home office. The purchase price for the property is $275,000 (which is $75,000 less than the appraised value). The Company expects to close on this property by August 31, 1998.

     On July 30, 1998, the Company acquired three operating self-storage stores containing 120,000 net rentable square feet in Cincinnati, OH. The combined purchase price of $5,750,000 was funded through borrowings on the Company=s revolving line of credit.

     On August 10, 1998, the Company declared a $.46 dividend on each Common Share for the third quarter of 1998. The dividend is payable October 15, 1998 to shareholders of record on September 15, 1998.


                        STORAGE TRUST REALTY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

8.   Acquisitions and Pro Forma Information

     During the first six months of 1998, the Company has acquired
     30 stores containing 1,625,000 net rentable square feet for consideration, with an aggregate value of $97,903,000.

     The following presents the consolidated results of operations of the Company for the six months ended June 30, 1998 on a pro forma basis as if (a) these acquisitions during the first six months of 1998 had been completed on January 1, 1998 and
     (b) the sale of Common Shares in April 1998 occurred on January 1, 1998 (amounts in thousands, except for share information).



          Total revenues                          $39,315
          Total expenses                           26,864
          Net income before minority interests     12,451
          Minority interests                         (859)
          Net income                              $11,592
          Net income per share-basic              $  0.72
          Net income per share-diluted            $  0.72
          Weighted-average number
            of shares outstanding              16,067,338


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

Storage Trust Realty (the ACompany@) was formed as a Maryland real estate investment trust (AREIT@) on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. (ABHC@) and certain of its affiliates (collectively, the APredecessor
Company@) in owning, operating and managing self-storage stores.
The Company and its subsidiaries commenced operations effective with the completion of the Company=s initial public offering (the
AIPO@) of common shares of beneficial interest, par value $.01 per share (ACommon Shares@) on November 16, 1994. As of June 30,
1998, the Company owned 217 self-storage stores in 16 states and owned an interest in two joint ventures that owned two self-storage stores.

Substantially all of the Company's assets and interests in self-storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the AOperating Partnership@). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.24% ownership interest therein as of June 30, 1998. The remaining ownership interest in the Operating Partnership (the AUnits@) are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the ASubsidiary Company@) manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various facilities. At June 30, 1998, 12 self-storage stores were managed by the Subsidiary Company, including one of the stores owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Subsidiary Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Subsidiary Company.

The Company derives its revenue principally from the Operating Partnership, which is generated primarily by (i) the Operating Partnership's rental of self-storage units at the Company's stores, (ii) revenues (for financial reporting purposes) of the Subsidiary Company, and (iii) earnings from joint ventures.

The following discussion is based on the consolidated financial statements that include the accounts of the Company, the Operating Partnership and the Subsidiary Company. Unless the context indicates otherwise, references to the Company are to Storage Trust Realty, Storage Trust Properties, L.P. and Storage Realty Management Co. on a consolidated basis.

The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management=s beliefs, and assumptions by management. Words such as Aexpects,@ Aanticipates,@ Aintends,@ Aplans,@ Abelieves,@ Aseeks,@ Aestimates;@ variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (AFuture Factors@) which are difficult to predict. Therefore, actual outcomes may differ materially for what is expressed or forecasted in such forward-looking statements.
Future Factors include: (a) changes in general economic conditions in its target markets that could adversely affect demand for the Company=s facilities, (b) changes in financial markets and interest rates that could adversely affect the Company=s cost of capital and its ability to meet its financial needs and obligations, and (c) those other factors discussed herein. These are representations of Future Factors that could affect the outcome of the forward-looking statements.

Results of Operations: Three months ended
June 30, 1998 compared to three months ended June 30, 1997

Rental income increased $4,883,000 (34.2%) in the second quarter of 1998 compared to the second quarter of 1997 as a result of the net addition of seven stores during the period from April 1, 1997 to December 31, 1997 and 30 stores during the six months ended June 30, 1998 ($4,641,000) and increases in the average rent per square foot associated with those stores owned for all of the three months ended June 30, 1997 and 1998. Average annualized revenue per square foot for the portfolio increased 10.8% to $7.98 in 1998 from $7.20 in 1997, while occupancy for the whole portfolio increased from 86.4% at June 30, 1997 to 86.5% at June 30, 1998.

Product sales and other property income increased $245,000 (91.1%) primarily from increased sales of locks and packaging supplies and increased commissions from truck rentals, which are at many of the Company=s stores.

Total revenues on a same store basis (164 stores) increased $514,000 or 3.9%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from truck rentals and other income. On a same store basis, average annualized revenue per square foot increased 3.2% to $7.48 in 1998 from $7.25 in 1997, while occupancy increased from 86.3% at June 30, 1997 to 86.6% at June 30, 1998.

Property operating expenses and the cost of product sales increased $1,234,000 (40.8%) as a result of (a) acquisitions in 1997 and 1998 ($1,001,000), (b) increases at those stores owned for all of the three months ended June 30, 1997 and 1998, (c) additional costs due to more regional managers ($175,000) and (d) the expenses of the recently implemented telephone call center ($97,000). Direct property operating expenses decreased on a same store basis by $39,000 or 1.5%, reflecting (a) lower insurance costs, (b) reduced advertising expenses and (c) lower maintenance costs. These decreases were partially offset by (a) additional payroll costs at the stores, due to higher base pay and incentive compensation and (b) higher costs due to increased product sales and commissions on truck rentals.

Results of Operations: Three months ended June 30, 1998 compared to three months ended June 30, 1997 (continued)

Real estate taxes increased $636,000 (46.2%) as a result of acquisitions in 1997 and 1998 ($534,000) and increases at those stores owned for all of the three months ended June 30, 1997 and 1998. Real estate taxes on a same store basis increased by $102,000 or 8.4%, reflecting higher tax assessments and higher tax rates on those stores, primarily on stores acquired during the fourth quarter of 1996 and the first quarter of 1997.

General and administrative expenses increased $338,000 (46.2%). Accounting for internal acquisition costs in accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board on Issue Number 97-11, AAccounting for Internal Costs Relating to Real Estate Property Acquisitions@ (AEITF 97-11@), the addition of personnel at the Company's headquarters in 1997, the costs of district managers, increased travel and higher professional fees accounted for the majority of this increase. For the three months ended June 30, 1998 and 1997, the Company recognized expenses related to its internal acquisitions department of $175,000 and $51,000, respectively, and capitalized internal acquisition costs of $0 and $101,000, respectively.

Interest expense increased $1,010,000 (50.9%) due to (a) the increase in borrowings under the Company's revolving line of credit and (b) the effect of the issuance of the Senior Notes in 1997.

Depreciation increased $1,256,000 (62.9%) due to the increased investment in storage stores.

Amortization decreased $66,000 (43.1%) due to lower costs of the new revolving line credit entered into during January 1998.

Net income increased $655,000 (12.9%) as a result of the factors noted above. Basic net income per share and diluted net income per share decreased $.03 (7.7%) due to the effect of the offerings of Common Shares in October 1997 and April 1998.

Results of Operations: Six months ended June 30, 1998
compared to six months ended June 30, 1997

Rental income increased $8,860,000 (32.6%) in the first six months of 1998 compared to the first six months of 1997 as a result of the net addition of 22 stores during the year ended December 31, 1997 and 30 stores during the six months ended June 30, 1998 ($8,439,000) and increases in the average rent per square foot associated with those stores owned for all of the six months ended June 30, 1997 and 1998. Average annualized revenue per square foot for the portfolio increased 10.9% to $7.76 in 1998 from $7.00 in 1997.

Product sales and other property income increased $436,000 (95.8%) primarily from increased sales of locks and packaging supplies and increased commissions from truck rentals, which are at many of the Company=s stores.

Total revenues on a same store basis (149 stores) increased $823,000 or 3.5%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from truck rentals and other income. On a same store basis, average annualized revenue per square foot increased 4.4% to $7.36 in 1998 from $7.05 in 1997, while occupancy increased from 86.2% at June 30, 1997 to 86.5% at June 30, 1998.

Property operating expenses and the cost of product sales increased $1,976,000 (34.4%) as a result of (a) acquisitions in 1997 and 1998 ($1,546,000), (b) increases at those stores owned for all of the six months ended June 30, 1997 and 1998, (c) additional costs due to more regional managers ($268,000) and (d) the expenses of the recently implemented telephone call center ($97,000). Direct property operating expenses increased on a same store basis by $65,000 or 1.4%, reflecting (a) additional payroll costs at the stores, due to higher base pay and incentive compensation and (b) higher costs due to increased product sales and commissions on truck rentals. These decreases were partially offset by (a) lower insurance costs, (b) reduced advertising expenses and (c) lower maintenance costs.

Results of Operations: Six months ended June 30, 1998 compared to six months ended June 30, 1997 (continued)

Real estate taxes increased $1,250,000 (51.5%) as a result of acquisitions in 1997 and 1998 ($1,108,000) and increases at those stores owned for all of the six months ended June 30, 1997 and 1998. Real estate taxes on a same store basis increased by $142,000 or 6.8%, reflecting higher tax assessments and higher tax rates on those stores, primarily on stores acquired during the fourth quarter of 1996 and the first quarter of 1997.

General and administrative expenses increased $504,000 (35.4%). Accounting for internal acquisition costs in accordance with EITF 97-11, the addition of personnel at the Company's headquarters in 1997, the costs of district managers, increased travel and higher professional fees accounted for the majority of this increase.
For the six months ended June 30, 1998 and 1997, the Company recognized expenses related to its internal acquisitions department of $287,000 and $112,000, respectively, and capitalized internal acquisition costs of $284,000 and $146,000, respectively.


Interest expense increased $1,946,000 (57.2%) due to (a) the increase in borrowings under the Company's revolving line of credit and (b) the effect of the issuance of the Senior Notes in 1997.

Depreciation increased $1,906,000 (44.1%) due to the increased investment in storage stores.

Amortization decreased $131,000 (43.0%) due to lower costs of the new revolving line credit entered into during January 1998.

Net income increased $1,800,000 (18.8%) as a result of the factors noted above. Basic net income per share decreased $.01 (1.4%) and diluted net income per share decreased $.02 (2.7%) due to the effect of the offerings of Common Shares in October 1997 and April 1998.


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

Funds from Operations is determined as follows (amounts in thousands, except for share and unit amounts):




                                        1998        1997

Three Months Ended June 30,:
  Net income before minority interest   $ 6,152     $ 5,405
  Depreciation of revenue-producing
    assets                                3,229       1,978
  Company=s share of joint ventures=
    depreciation                              4           4
  Funds from Operations                 $ 9,385     $ 7,387
  Weighted-average number of Common
    Shares and Units:
      Basic                          17,082,197  13,759,469
      Diluted                        17,183,311  13,885,986
Six Months Ended June 30,:
  Net income before minority interest   $12,171     $10,229
  Depreciation of revenue-producing
    assets                                6,181       4,285
  Company=s share of joint ventures=
    depreciation                              8           8
  Funds from Operations                 $18,360     $14,522
  Weighted-average number of Common
    Shares and Units:
      Basic                          16,761,221  13,757,607
      Diluted                        16,874,618  13,878,017


Funds from Operations (continued)

The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $1,998,000 (27.0%) for the three months ended June 30, 1998 over the three months ended June 30, 1997 due (a) to the acquisition of stores in 1998 and 1997 and the effect of the issuance of 4,140,000 Common Shares in October and November 1997 ($3,106,000) and (b) the increased results from those stores owned for all of the three months ended June 30, 1998 and 1997. Net operating income, defined as revenues less direct property operating expenses and real estate taxes, increased on a same store basis by $451,000 or 4.8%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

FFO increased $3,838,000 (26.4%) for the six months ended June 30, 1998 over the six months ended June 30, 1997 due (a) to the acquisition of stores in 1998 and 1997 and the effect of the issuance of 4,140,000 Common Shares in October and November 1997 ($5,785,000) and (b) the increased results from those stores owned for all of the six months ended June 30, 1998 and 1997. Net operating income, defined as revenues less direct property operating expenses and real estate taxes, increased on a same store basis by $616,000 or 3.7%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

Dispositions and Exchanges

Management constantly reviews the stores comprising the Company=s portfolio and may dispose of any of the stores in the future. Any decision to dispose of a particular store would be based on a number of factors, including, but not limited to, (a) the strategic fit with the rest of the Company=s portfolio, (b) the potential to continue to increase cash flow and value in the particular market, (c) the current market value and (d) alternate uses of capital.

The Company may dispose of stores for cash or other consideration or may exchange them with other self-storage operators, including other publicly-held self-storage REITs.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company=s formal policy on the incurrence of debt is to limit Company debt (including the indebtedness of joint ventures) to 50% of total market capitalization, which is defined as the market value of the issued and outstanding Common Shares (including Units exchangeable for Common Shares) plus Company debt. At June 30, 1998 and December 31, 1997, the Company=s debt-to-total market capitalization was 30.2% and 19.8%, respectively. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

The Company had outstanding borrowings of $167,880,000 at June 30, 1998. This indebtedness consists of (a) $100,000,000 of Senior Notes and (b) $67,780,000 on the Company=s revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional stores. The revolving line of credit expires in January 2001 and bears interest at a floating rate of LIBOR plus 1.10% (6.7875% at June 30, 1998). During the second quarter of 1998, the interest rate on the revolving line of credit decreased from LIBOR plus 1.20% to LIBOR plus 1.10% based on the Company receiving ratings from two major rating agencies.

At June 30, 1998, the Company has joint and several liability but does not guarantee the new $5,050,000 indebtedness of a joint venture in New Orleans, LA in which it has a 15% interest. On June 15, 1998, the joint venture obtained a new mortgage loan to replace the former mortgage loan, which had a balance of $3,879,000 at June 15, 1998. The additional proceeds from the new mortgage loan are to be used to complete improvements at the store.

In 1996, the Company acquired a 25% interest in a joint venture that is operating a self-storage store in Kansas City, MO that was constructed in 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,046,000. The balance outstanding under this construction loan as of June 30, 1998 was $1,877,000.

Proposed Securities Offering

The Company and the Operating Partnership have filed a shelf registration statement on Form S-3 for the issuance of $150 million in equity securities (either Common Shares or preferred shares) by the Company and/or debt securities by the Operating Partnership.

In anticipation of a potential debt offering, the Operating Partnership sought a rating from Standard & Poor=s (AS&P@) and Moody=s Investors Service (AMoody=s). During the second quarter of 1998, the Operating Partnership received a rating of ABBB-@ from S&P and a rating of ABaa3@ from Moody=s.

In anticipation of a potential debt offering, the Company has entered into several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. At June 30, 1998, the unrealized loss on the hedging transaction was $289,000.

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

Capital Expenditures

During the three months ended June 30, 1998, the Company spent:
(a) $2,023,000 on new facilities under development or conversion,
(b) $929,000 for expansions of existing stores and climate-controlled conversions, (c) $125,000 for equipment used by home office and regional management and (d) $1,577,000 on other capital expenditures. During the six months ended June 30, 1998, the Company spent: (a) $4,596,000 on new facilities under development or conversion, (b) $1,850,000 for expansions of existing stores and climate-controlled conversions, (c) $258,000 for equipment used by home office and regional management and (d) $2,870,000 on other capital expenditures.

For the remaining six months of 1998, the Company expects to spend
(a) $1,021,000 on new facilities currently under development or conversion, (b) $4,686,000 for expansions and climate-controlled conversions and (c) $3,251,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

Inflation

Substantially all of the leases at the stores have one-month terms, which thereby provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

Seasonality

The Company=s revenues are expected to be higher during the latter part of the year because its stores experience greater occupancy from May through September (due to higher levels of residential moves during that period) and increases in rental rates, which occur throughout the year. The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flow and net income due to seasonality.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report comprehensive income and its components in its financial statements. The Company will implement FASB 130 during the year ended December 31, 1998. The impact of FASB 130 on the Company=s financial statements is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which is effective for financial statements for periods beginning after December 15, 1997. At the time of implementation, the Company will be required to report additional information (both financial and descriptive) about operating segments in annual and interim reports. As FASB 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with FASB 131 until the 1998 Annual Report, at which time it will restate prior years= segment disclosures to conform to the FASB 131 segment presentations. In the Company=s first quarter 1999 report and in subsequent quarters, the Company will present the interim disclosures required by FASB 131 for both 1999 and 1998.

In February 1998, the American Institute of Certified Public Accountants= Accounting Standards Executive Committee issued Statement of Position 98-1, AAccounting for the Costs of Computer Software Developed or Obtained for Internal Use@(ASOP 98-1@), which is effective for financial statements for periods beginning after December 15, 1998. SOP 98-1 sets guidelines for the capitalization of costs related to internal-use software. The Company will adopt SOP 98-1 during the year ending December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue Number 97-11, Accounting for Internal Costs Relating to Real Estate
Property Acquisitions@ (AEITF 97-11@). Internal pre-acquisition costs (e.g. costs of an internal acquisitions departments) associated with the acquisition of a fully developed self-storage store should be expensed as incurred. Internal costs incurred for non-operating stores being developed or converted can be capitalized in specified circumstances. The Company will be adopting the accounting guidance for acquisitions of operating self-storage stores for which contracts were entered into after the March 19, 1998 date of the consensus. For the three months ended June 30, 1998 and 1997, the Company recognized expenses from its internal acquisition department of $175,000 and $51,000, respectively, and capitalized internal acquisition costs of $0 and $101,000, respectively. For the six months ended June 30, 1998 and 1997, the Company recognized expenses from its internal acquisition department of $287,000 and $112,000, respectively, and capitalized internal acquisition costs of $284,000 and $146,000, respectively.

In April 1998, the American Institute of Certified Public
Accountants= Accounting Standards Executive Committee issued
Statement of Position 98-5, AAccounting for the Costs of Start-Up Activities@(ASOP 98-5@), which is effective for financial statements for periods beginning after December 15, 1998.
SOP 98-5 requires that all costs of start-up activities be expensed as incurred. The Company will adopt SOP 98-5 during the year ending December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the financial statements of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, AAccounting for Derivative Instruments and Hedging Activities@ (AFASB 133@), which is effective for fiscal
years beginning after June 15, 1999.   FASB 133 establishes
accounting and financial reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as Aderivatives@), and for hedging activities. FASB 133 requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt FASB 133 during the year ending December 31, 1999. The adoption of FASB 133 is not expected to have a material impact on the financial statements of the Company.

Information Systems and Year 2000 Compliance

The Company uses individual computers at each facility for the management of the facilities and a network of computers at the home office for centralized management and accounting functions. The Company uses software for these computers that was developed by third-party vendors and, based on the Company=s knowledge of the software and discussions with the third-party vendors, none of the software is fully Year 2000 compliant. The vendors have stated that they will be making modifications (at no cost to the Company) during 1998 in order that their software will be Year 2000 compliant.

The Company uses a local bank for its normal banking services.
Based on discussions with local bank, they are working on making the necessary modifications to their systems to be Year 2000 compliant by the end of 1998.

The Company uses a national truck rental company for the scheduling of equipment to be rented at the Company=s stores and for the purchasing of boxes and packaging supplies. Based on discussion with the national truck rental company, their systems are Year 2000 compliant.

Based on these factors, management believes that the Company will not incur significant costs in order that all computer systems to be Year 2000 compliant. However, there are no guarantees that the work to be performed by third-party vendors or the local bank will be completed on a timely basis and would not have an adverse effect on the Company=s systems.

Part II

                       OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on May 12, 1998, the following business was conducted:

          Shareholders elected the following Trustees to the
               office as Class I Trustees:
                 P. Crismon Burnam:
                    Votes for           12,009,757
                    Votes withheld       1,057,146
                 Blake Eagle:
                    Votes for           12,030,208
                    Votes withheld       1,036,695

          Shareholders ratified the appointment of Ernst & Young
               LLP as the Company=s independent auditors for the
               year ending December 31, 1998 as follows:
                    Votes for           13,024,602
                    Votes against           14,967
                    Votes abstained         27,334

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

          27 Financial Data Schedules for the three months and six months ended June 30, 1998.

          (b.) Reports on Form 8-K

          A report on Form 8-K dated June 15, 1998, was filed to report that Storage Trust Properties, L.P. completed the acquisition of 15 self-storage stores during the period from March 30, 1998 to June 1, 1998. An amendment to the Form 8-K will be filed by August 15, 1998 to file the required historical and pro forma financial statements.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       STORAGE TRUST REALTY




August 11, 1998                 /s/ Michael G. Burnam
(Date)                          Michael G. Burnam
                                Chief Executive Officer

August 11, 1998                 /s/ Stephen M. Dulle
(Date)                          Stephen M. Dulle
                                Chief Financial Officer