Form 10-Q
period 1998-09-30
STORAGE TRUST REALTY
filed 1998-11-16
CIK 928735

                              SECURITIES AND EXCHANGE COMMISSION
                                          Washington, DC  20549


                                                  FORM 10-Q


           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1998

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

                              (573) 499-4799
           (Registrant's telephone number, including area code)


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

16,076,291 common shares of Beneficial Interest, $.01 par value as of October 31, 1998.

                     STORAGE TRUST REALTY
                 CONSOLIDATED BALANCE SHEETS
          AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
        (amounts in thousands, except for share information)


                                                                                          Sept. 30,       Dec. 31,
                                                                                     1998            1997
ASSETS                                         (unaudited)
Investment in self-storage stores, net          $ 500,277      $ 386,574
Cash and cash equivalents                           3,025          4,909
Notes receivable                                    5,394          2,376
Accounts receivable, earnest deposits
  and other assets                                  1,764          5,201
Deferred financing costs, net of
  amortization of $417 and $1,085                   1,437            951
Investments in joint ventures                         219            284
  Total assets                                  $ 512,116      $ 400,295

LIABILITIES AND EQUITY
Liabilities:
  Mortgages and notes payable:
    Revolving line of credit                    $  83,470      $     -
    Senior Notes                                  100,000        100,000
  Accounts payable and accrued expenses             8,410          5,087
  Accrued hedging loss                              5,464            -
  Accrued interest payable                          1,843          3,457
  Tenant prepayments                                4,134          3,242
  Dividends and distributions payable               7,936            -
    Total liabilities                             211,257        111,786

Minority interests                                 23,426         15,905

Shareholders' equity:
  Common shares, $.01 par value,
    150,000,000 shares authorized,
    16,075,653 and 15,446,125 shares
    issued and outstanding, respectively              161            155
  Additional paid-in capital                      294,740        280,324
  Distributions in excess of net income          (17,468)        (7,875)
    Total shareholders' equity                    277,433        272,604
    Total liabilities and shareholders'
      equity                                    $ 512,116      $ 400,295

The accompanying notes are an integral part of these statements.

                            STORAGE TRUST REALTY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
           (amounts in thousands, except for share information)
                                 (unaudited)


                                                                                         1998            1997
 Revenues:
  Rental income                                 $ 20,554        $ 15,477
  Product sales and other property income            532             311
  Interest income                                    126              66
  Management income                                   53              80
  Equity in earnings of joint ventures                28              30
    Total revenues                                21,293          15,964

Expenses:
  Property operations and product sales            4,580           3,286
  Real estate taxes                                2,080           1,568
  General and administrative                       1,166             879
  Strategic evaluation costs                         212               -
  Hedging loss                                     5,464               -
  Interest                                         3,184           2,196
  Depreciation                                     3,493           2,487
  Amortization                                        87             161
    Total expenses                                20,266          10,577

Net income before minority interests               1,027           5,387

Minority interests                                   (97)           (358)

Net income                                      $    930        $  5,029

Net income per share:
  Basic                                         $   0.06        $   0.39
  Diluted                                       $   0.06        $   0.39

Weighted-average number of shares
  outstanding during the period               16,074,875      12,909,775

Dividends declared per share
  during the period                             $  0.460        $  0.435

The accompanying notes are an integral part of these statements.


                             STORAGE TRUST REALTY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             (amounts in thousands, except for share information)
                                  (unaudited)

                                                                                        1998            1997
Revenues:
  Rental income                                 $ 56,561        $ 42,623
  Product sales and other property income          1,423             766
  Interest income                                    327             161
  Management income                                  159             193
  Equity in earnings of joint ventures                65              69
    Total revenues                                58,535          43,812

Expenses:
  Property operations and product sales           12,294           9,025
  Real estate taxes                                5,757           3,995
  General and administrative                       3,094           2,302
  Strategic evaluation costs                         212               -
  Hedging loss                                     5,464               -
  Interest                                         8,530           5,596
  Depreciation                                     9,724           6,812
  Amortization                                       261             467
    Total expenses                                45,336          28,197

Net income before minority interests              13,199          15,615

Minority interests                                  (893)         (1,011)

Net income                                      $ 12,306        $ 14,604

Net income per share:
  Basic                                         $   0.78        $   1.13
  Diluted                                       $   0.77        $   1.12

Weighted-average number of shares
  outstanding during the period               15,815,810      12,901,434

Dividends declared per share
  during the period                             $  1.380        $  1.305


The accompanying notes are an integral part of these statements.

                              STORAGE TRUST REALTY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (amounts in thousands)
                                  (unaudited)

                                                                               1998       1997
Cash flows from operating activities:
  Net income                                 $ 12,306    $14,604
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               9,985      7,279
    Hedging loss                                5,464          -
    Equity in earnings of joint ventures          (65)       (69)
    Distributions from joint ventures             130          -
    Minority interests                            893      1,011
    Other changes in assets and liabilities     2,784      3,976
  Net cash provided by operating activities    31,497     26,801
Cash flows from investing activities:
  Acquisition of self-storage stores          (65,252)   (61,831)
  Other additions to self-storage stores      (13,062)    (2,360)
  Earnest money deposits for acquisitions       3,197          -
  Funding of notes receivable                  (4,593)    (2,031)
  Net cash used in investing activities       (79,710)   (66,222)
Cash flows from financing activities:
  Borrowings on revolving line of credit      107,980     53,570
  Payments on revolving line of credit        (24,510)   (90,423)
  Principal payments on other notes payable   (35,151)    (4,226)
  Funding of Senior Notes                           -    100,000
  Financing costs paid                           (747)    (1,026)
  Proceeds from sale of Common Shares          15,000          -
  Offering costs paid                            (833)         -
Disstributions to minority interests paid      (1,014)    (1,113)
  Dividends paid                              (14,503    (16,831)
  Other issuances of Common Shares                107        143
  Net cash provided by financing activities    46,329     40,094

Net change in cash and cash equivalents        (1,884)       673
Cash and cash equivalents at beginning
  of period                                     4,909      2,317
Cash and cash equivalents at end of period   $  3,025    $ 2,990


The accompanying notes are an integral part of these statements.

                                       STORAGE TRUST REALTY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (amounts in thousands)
                                (unaudited)

                                                                                         1998           1997
Other changes in assets and liabilities:
  Accounts receivable and other assets           $   184        $    24
  Accounts payable, tenant prepayments and
    accrued expenses                               2,600          3,952
  Total                                          $ 2,784        $ 3,976

Supplemental cash flow information:
  Cash paid for interest                         $10,459        $ 4,146

Schedule of non-cash investing and
  financing activities:
    Mortgages assumed in connection with the
      acquisition of self-storage stores         $35,151        $ 1,644
    Issuance of Units in connection with the
      acquisition of self-storage stores         $ 8,387        $     -
    Application of note receivable in
      connection with the acquisition of
      a self-storage store                       $ 1,575        $     -
    Self-storage stores acquired (10 in 1997)
      in exchange for self-storage stores
      (16 in 1997)                               $    -         $23,683
    Issuance of Units in connection with the
      earnout provisions of contracts on
      previously acquired self-storage stores    $    -         $   293
    Conversion of Units of the Operating
      Partnership held by minority interests
      to Common Shares of the Company            $   204        $   545

The accompanying notes are an integral part of these statements.

                  STORAGE TRUST REALTY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (unaudited)

1.   Organization and Basis of Presentation

Organization
Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage stores. The Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering ("IPO") of common shares of beneficial interest, par value $.01 per share ("Common Shares") on November 16, 1994. As of September 30, 1998, the Company owned 222 self-storage stores in 16 states, and was a partner in two joint ventures that owned two operating self-storage stores.

Substantially all of the Company's assets and interests in self-storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.18% ownership interest therein as of September 30, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the "Subsidiary Company") manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks and packaging supplies, the processing of customer property insurance and the rental of trucks, at various self-storage stores. At September 30, 1998, 13 self-storage stores were managed by the Subsidiary Company, including one of the stores owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Subsidiary Company, the Operating Partnership receives substantially all of the economic benefit of the businesses carried on by the Subsidiary Company.

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

Accounting for Internal Acquisition Costs
On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue Number 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions"("EITF 97-11"). EITF 97-11 states that internal pre-acquisition costs (e.g. costs of an internal acquisition department) associated with the acquisition of a fully developed self-storage store should be expensed as incurred. Internal costs incurred for non-operating stores being developed or converted can be capitalized in specified circumstances. Prior to the issuance of EITF 97-11, the Company capitalized certain costs, primarily payroll, directly related to the acquisition of operating self-storage stores. The Company has adopted the accounting guidance from EITF 97-11.

                          STORAGE TRUST REALTY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

2.   Summary of Significant Accounting Policies (continued)

Accounting for Internal Acquisition Costs (continued)
For the three months ended September 30, 1998 and 1997, the Company had total acquisition costs of $165,000 and $177,000, respectively, which include capitalized internal acquisition costs of $0 and $109,000, respectively. For the nine months ended September 30, 1998 and 1997, the Company had total acquisition costs of $702,000 and $435,000, respectively, which include capitalized internal acquisition costs of $284,000 and $255,000, respectively.

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

               STORAGE TRUST REALTY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (unaudited)

2.   Summary of Significant Accounting Policies (continued)

Notes Receivable
Interest income is recorded as earned under the terms of the notes. Based on the substantial equity of the borrowers in these stores and the Company's option (at a fair market rate) to purchase these stores, the amounts funded are treated as notes receivable.

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

Net Income Per Common Share
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which the Company adopted on December 31, 1997. FASB 128 replaced the calculations of primary and fully diluted earnings per Common Share with basic and diluted earnings per Common Share. Unlike primary earnings per Common Share, basic earnings per Common Share excludes any dilutive effects from options, warrants and convertible securities. Diluted earnings per Common Share is very similar to the previous fully diluted earnings per Common Share. The earnings per Common Share for the three and nine months ended September 30, 1997 have been restated to conform to requirements of FASB 128.

Capitalized Interest
Interest is capitalized on accumulated expenditures relating to the development or conversion of qualifying self-storage stores. During the three months and nine months ended September 30, 1998, the Company capitalized $149,000 and $315,000, respectively, of interest costs for qualifying self-storage stores.

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

During the nine months ended September 30, 1998, 318,432 Units (valued at $8,115,000) were issued in connection with the acquisition of self-storage stores and 11,151 Units (valued at $272,000) were issued to Burnam Family Co., L.P. in connection with the acquisition of an industrial property containing 13,000 net rentable square feet which is adjacent to the Company's Columbia, MO home office.

The Units in the Operating Partnership held by minority interests can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option. During the nine months ended September 30, 1998 and 1997, limited partners exchanged 10,566 and 27,829 Units, respectively, in the Operating Partnership for an equal number of Common Shares in the Company.

At September 30, 1998, minority interest ownership in the Operating Partnership was 1,176,701 Units or 6.82%.

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

                     STORAGE TRUST REALTY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)

Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands, except for share information):

                                                   Three Months Ended
                                                      September 30,
                                                      1998        1997
Numerator:
  Net income                                    $      930  $    5,029
  Effect of dilutive securities:
    Options on Common Shares                             -           -
    Income allocated to Units of
      the Operating Partnership
 owned by minority interests                            97         351
  Numerator for diluted earnings
    per Common Share-net income
    after assumed conversions                   $    1,027  $    5,380

Denominator:
  Denominator for basic earnings
    per share - weighted-average
    Common Shares outstanding                   16,074,875   12,909,775
  Effect of dilutive securities:
    Options on Common Shares                        81,839      143,926
    Weighted-average Units
 outstanding in the
      Operating Partnership
 owned by minority interests                     1,169,307      862,684
  Dilutive potential Common Shares               1,251,146    1,006,610
  Denominator for diluted earnings
    per Common Shares-adjusted
    weighted-average Common Shares
    and assumed conversions                     17,326,021   13,916,385

Basic earnings per Common Share                      $0.06        $0.39
Diluted earnings per Common Share                    $0.06        $0.39

                          STORAGE TRUST REALTY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

Earnings per Share (continued)

                                                     Nine Months Ended
                                                       September 30,

                                                                         1998       1997

Numerator:
  Net income                                    $   12,306  $  14,604
  Effect of dilutive securities:
    Options on Common Shares                             -          -
    Income allocated to Units of
      the Operating Partnership
 owned by minority interests                           885        998
  Numerator for diluted earnings
    per Common Share-net income
    after assumed conversions                   $   13,191  $  15,602

Denominator:
  Denominator for basic earnings
    per share - weighted-average
    Common Shares outstanding                   15,815,810 12,901,434
  Effect of dilutive securities:
    Options on Common Shares                       103,136    134,232
    Weighted-average Units
 outstanding in the
      Operating Partnership
 owned by minority interests                     1,108,167    861,178
  Dilutive potential Common Shares               1,211,303    995,410
  Denominator for diluted earnings
    per Common Shares-adjusted
    weighted-average Common Shares
    and assumed conversions                     17,027,113  13,896,844

Basic earnings per Common Share                      $0.78       $1.13
Diluted earnings per Common Share                    $0.77       $1.12


                   STORAGE TRUST REALTY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (unaudited)

4.   Investment in Self-Storage Stores

     The following summarizes investment in self-storage stores
        (amounts in thousands):

                                                     Sept. 30,   December 31,
                                                                                                        1998         1997
                                                         (unaudited)

        Land                                                 $ 98,601     $ 77,620
     Buildings                                         384,421      299,237
Developments and expansions
       in progress                                      10,061        3,107
     Furniture, fixtures and equipment                  35,310       25,002
     Total cost                                        528,393      404,966
     Accumulated depreciation                          (28,116)     (18,392)
     Investment in self-storage
  stores, net                                         $500,277     $386,574


5.   Mortgages and Notes Payable

Mortgages and notes payable consist of the following
        (column amounts in thousands):

                                                       Sept. 30,   December 31,
                                                                                                 1998         1997
                                                            (unaudited)

Revolving line of credit:

Unsecured revolving line of credit with
an aggregate borrowing limit of $150
million, bearing interest at LIBOR plus
1.10% per annum at September 30, 1998
(6.725%) and LIBOR plus 1.20% per
annum at December 31, 1997, interest
only payable monthly and a fee on the
unused portion of .15% per annum.
Expiration on January 25, 2001.                          $ 83,470     $    -

During the second quarter of 1998, the interest rate on the revolving line of credit decreased from LIBOR plus 1.20% to LIBOR plus 1.10% based on the Company receiving ratings from two major rating agencies.

                    STORAGE TRUST REALTY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (unaudited)

5.   Mortgages and Notes Payable (continued)

                                                      Sept. 30,   December 31,
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

In anticipation of the Senior Notes offering, the Company entered into a hedging transaction (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. The hedge was closed upon receiving the commitments from the institutional investors in December 1996. The Company realized net proceeds of $645,000 from this transaction. This hedging gain is being amortized against interest expense over the weighted-average term of the Senior Notes. The balance of the hedging gain, which is included in accrued liabilities, at September 30, 1998 and December 31, 1997 was $482,000 and $553,000, respectively.

                STORAGE TRUST REALTY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (unaudited)

5.   Mortgages and Notes Payable (continued)

Proposed Securities Offering:

The Company and the Operating Partnership have filed a shelf registration statement on Form S-3 for the issuance of $150 million in equity securities (either Common Shares or preferred shares) by the Company and/or debt securities by the Operating Partnership. The shelf registration statement was not made effective in consideration of the strategic alternative evaluations.

In anticipation of a potential debt offering, the Company entered into from March 13, 1998 through July 1, 1998 several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. Due to the exploration of strategic alternatives and the uncertainty created by overall market conditions, management determined that a debt offering in the near term was not probable and the Company discontinued accounting for these transactions as a hedge. Accordingly, a loss of $5,464,000 was recorded in the third quarter of 1998. The hedging transactions were closed out on October 2, 1998.

                     STORAGE TRUST REALTY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

5.   Mortgages and Notes Payable (continued)

Scheduled Maturities:

The scheduled maturities of mortgages and notes payable subsequent to September 30, 1998 are as follows (amounts in thousands):

                  Revolving
Year Ending        Line of     Senior
December 31,        Credit      Notes     Total

           1998        $        -    $     -   $     -
           1999                 -          -         -
           2000                 -          -         -
           2001            83,470          -    83,470
           2002                 -     14,700    14,700
           2003                 -     25,900    25,900
           2004                 -     25,800    25,800
           2005                 -     11,200    11,200
           2006                 -     11,200    11,200
           2007                 -     11,200    11,200
         Totals          $ 83,470   $100,000  $183,470

             STORAGE TRUST REALTY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited)

6.      Sale of Common Shares

On April 24, 1998, the Company sold 613,811 Common Shares to an underwriter as part of the formation of an Unit Investment Trust. The net proceeds of $14.2 million were used to repay indebtedness under the Company's revolving line of credit.

Notes Receivable

Included in Notes Receivable on July 24, 1998, the Company entered into an agreement to lend funds for the conversion of a warehouse into a self-storage store in Dallas, TX. The total commitment under the note receivable is $5,575,000 and amounts outstanding will bear interest at 9% per annum. The balance outstanding at September 30, 1998 was $3,243,000. The note matures on
January 24, 2002. The Company has an option to purchase the store starting one month after the store receives its certificate of occupancy, with the purchase price based on the net operating income of the store and a capitalization rate of 10%. The note is collateralized by a first mortgage on the store.

8.      Subsequent Events

On November 12, 1998, the Company declared a $.46 dividend on each Common Share for the fourth quarter of 1998. The dividend is payable on January 15, 1999 to shareholders of record on December 15, 1998.

On November 12, 1998, the Company and Public Storage, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of Public Storage will be merged into the Company, and each common share of the Company will be converted into .86 shares of common stock of Public Storage. The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval by the shareholders of the Company.

                  STORAGE TRUST REALTY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)

9.      Acquisitions and Pro Forma Information

During the first nine months of 1998, the Company has acquired 34 stores containing 1,820,000 net rentable square feet for consideration, with an aggregate value of $106,100,000.

The following presents the consolidated results of operations of the Company for the nine months ended September 30, 1998 on a pro forma basis as if (a) these acquisitions during the first nine months of 1998 had been completed on January 1, 1998 and (b) the sale of Common Shares in April 1998 occurred on January 1, 1998 (amounts in thousands, except for share information).

Revenues:
  Rental income                                         $ 59,169
  Product sales and other property income                  1,494
  Interest income                                            268
  Management income                                          151
  Equity in earnings of joint ventures                        65
    Total revenues                                        61,147
     Expenses:
  Property operations and product sales                   12,939
  Real estate taxes                                        5,976
  General and administrative                               3,094
  Strategic evaluation costs                                 212
  Hedging loss                                             5,464
  Interest                                                 9,481
  Depreciation                                            10,238
  Amortization                                               261
            Total expenses                                       47,665
Net income before minority interests                      13,482
Minority interests                                          (865)
Net income                                              $ 12,617

Net income per share-basic                              $   0.79
Net income per share-diluted                            $   0.78
Weighted-average number
  of shares outstanding                               16,069,878


                  STORAGE TRUST REALTY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)

Acquisitions and Pro Forma Information (continued)

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

Storage Trust Realty (the "Company") was formed as a Maryland real estate investment trust ("REIT") on July 12, 1994 to continue the self-storage business of Burnam Holding Companies Co. ("BHC") and certain of its affiliates (collectively, the "Predecessor Company") in owning, operating and managing self-storage stores. The
Company and its subsidiaries commenced operations effective with the completion of the Company's initial public offering (the "IPO") of common shares of beneficial interest, par value $.01 per share ("Common Shares") on November 16, 1994. As of September 30, 1998, the Company owned 222 self-storage stores in 16 states and owned an interest in two joint ventures that owned two self-storage stores.

Substantially all of the Company's assets and interests in self-storage stores are held by, and all of its operations are conducted through, Storage Trust Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 93.18% ownership interest therein as of September 30, 1998. The remaining ownership interest in the Operating Partnership (the "Units") are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

Storage Realty Management Co. (the"Subsidiary Company") manages self-storage stores owned by unrelated third parties and conducts other business, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various facilities. At September 30, 1998, 13 self-storage stores were managed by the Subsidiary Company, including one of the stores owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Subsidiary Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Subsidiary Company.

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

The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management?s beliefs, and assumptions by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates"; variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes may differ materially for what is expressed or forecasted in such forward-looking statements.
Future Factors include: (a) changes in general economic conditions in its target markets that could adversely affect demand for the Company's facilities, (b) changes in financial markets and interest rates that could adversely affect the Company's cost of capital and its ability to meet its financial needs and obligations, and those other factors discussed herein. These are representations of Future Factors that could affect the outcome of the forward-looking statements.

Proposed Merger Agreement

On November 12, 1998, the Company and Public Storage, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of Public Storage will be merged into the Company, and each common share of the Company will be converted into .86 shares of common stock of Public Storage. The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval by the shareholders of the Company.

Results of Operations: Three months ended September 30, 1998 compared to three months ended September 30, 1997

Rental income increased $5,077,000 (32.8%) in the third quarter of 1998 compared to the third quarter of 1997 as a result of the net addition of four stores during the period from July 1, 1997 to December 31, 1997 and 34 stores during the nine months ended September 30, 1998 ($4,480,000) and increases in the average rent per square foot associated with those stores owned for all of the three months ended September 30, 1997 and 1998. Average annualized revenue per square foot for the portfolio increased 5.8% to $8.18 in 1998 from $7.73 in 1997, while occupancy for the whole portfolio increased from 84.4% at September 30, 1997 to 86.9% at September 30, 1998.

Product sales and other property income increased $221,000 (71.1%) primarily from increased sales of locks and packaging supplies and increased commissions from truck rentals, which are at many of the Company's stores.

Total revenues on a same store basis (175 stores) increased $598,000 or 3.9%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from truck rentals and other income. On a same store basis, average annualized revenue per square foot increased 1.7% to $7.86 in 1998 from $7.73 in 1997, while occupancy increased from 84.4% at September 30, 1997 to 87.0% at September 30, 1998.

Results of Operations: Three months ended September 30, 1998 compared to three months ended September 30, 1997 (continued)

Property operating expenses and the cost of product sales increased $1,294,000 (39.4%) as a result of (a) acquisitions in 1997 and 1998 ($915,000), (b) increases at those stores owned for all of the three months ended September 30, 1997 and 1998, ? additional costs due to more regional managers ($138,000) and (d) the expenses of the recently implemented telephone call center ($122,000). Direct property operating expenses increased on a same store basis by $119,000 or 4.0%, reflecting (a) additional payroll costs at the stores, due to higher base pay and incentive compensation and (b) higher costs due to increased product sales and commissions on truck rentals. These increases were partially offset by (a) lower insurance costs, (b) reduced advertising expenses and lower maintenance costs.

Real estate taxes increased $494,000 (31.1%) as a result of acquisitions in 1997 and 1998 ($360,000) and increases at those stores owned for all of the three months ended September 30, 1997 and 1998. Real estate taxes on a same store basis increased by $134,000 or 8.9%, reflecting higher tax assessments and higher tax rates on those stores, primarily on stores acquired during the fourth quarter of 1996 and the first quarter of 1997.

General and administrative expenses increased $287,000 (32.7%). Accounting for internal acquisition costs in accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board on Issue Number 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions"("EITF 97-11"), the addition of personnel at the Company's headquarters in 1997, the costs of district managers, increased travel and higher professional fees accounted for the majority of this increase. For the three months ended September 30, 1998 and 1997, the Company recognized expenses related to its internal acquisitions department of $165,000 and $68,000, respectively, and capitalized internal acquisition costs of $0 and $109,000, respectively.

The Company has incurred $212,000 of expenses in its evaluation of strategic alternatives. See Note 8 to Consolidated Financial
Statements for additional information.

Results of Operations: Three months ended September 30, 1998 compared to three months ended September 30, 1997 (continued)

In anticipation of a potential debt offering, the Company entered into from March 13, 1998 through July 1, 1998 several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. Due to the exploration of strategic alternatives and the uncertainty created by overall market conditions, management determined that a debt offering in the near term was not probable and the Company discontinued accounting for these transactions as a hedge. Accordingly, a loss of $5,464,000 was recorded in the third quarter of 1998. The hedging transactions were closed out on October 2, 1998.

Interest expense increased $988,000 (45.0%) due to (a) the increase in borrowings under the Company's revolving line of credit and (b) the effect of the issuance of the Senior Notes in 1997. These increases were offset by decrease in the average interest rate on the revolving line of credit.

Depreciation increased $1,006,000 (40.4%) due to the increased investment in storage stores.

Amortization decreased $74,000 (46.0%) due to lower costs of the new revolving line credit entered into during January 1998.

Net income decreased $4,099,000 (81.5%) as a result of the factors noted above. Basic net income per share and diluted net income per share decreased $.33 (84.6%) due to the lower net income and the effect of the offerings of Common Shares in October 1997 and April 1998.

Results of Operations: Nine months ended September 30, 1998
compared to nine months ended September 30, 1997

Rental income increased $13,938,000 (32.7%) in the first nine months of 1998 compared to the first nine months of 1997 as a result of the net addition of 22 stores during the year ended December 31, 1997 and 34 stores during the nine months ended September 30, 1998 ($12,939,000) and increases in the average rent per square foot associated with those stores owned for all of the nine months ended September 30, 1997 and 1998. Average annualized revenue per square foot for the portfolio increased 10.2% to $7.81 in 1998 from $7.09 in 1997.

Product sales and other property income increased $657,000 (85.8%) primarily from increased sales of locks and packaging supplies and increased commissions from truck rentals, which are at many of the Company's stores.

Total revenues on a same store basis (149 stores) increased $1,320,000 or 3.6%. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from truck rentals and other income. On a same store basis, average annualized revenue per square foot increased 3.1% to $7.40 in 1998 from $7.18 in 1997, while occupancy increased from 84.3% at September 30, 1997 to 86.5% at September 30, 1998.

Property operating expenses and the cost of product sales increased $3,269,000 (36.2%) as a result of (a) acquisitions in 1997 and 1998 ($2,725,000), (b) increases at those stores owned for all of the nine months ended September 30, 1997 and 1998, ? additional costs due to more regional managers ($408,000) and (d) the expenses of the recently implemented telephone call center ($219,000). Direct property operating expenses decreased on a same store basis by $83,000 or 1.2%, reflecting (a) lower insurance costs, (b) reduced advertising expenses and lower maintenance costs. These decreases were partially offset by (a) additional payroll costs at the stores, due to higher base pay and incentive compensation and (b) higher costs due to increased product sales and commissions on truck rentals.

Results of Operations: Nine months ended September 30, 1998 compared to nine months ended September 30, 1997 (continued)

Real estate taxes increased $1,762,000 (44.1%) as a result of acquisitions in 1997 and 1998 ($1,507,000) and increases at those stores owned for all of the nine months ended September 30, 1997 and 1998. Real estate taxes on a same store basis increased by $255,000 or 8.1%, reflecting higher tax assessments and higher tax rates on those stores, primarily on stores acquired during the fourth quarter of 1996 and the first quarter of 1997.

General and administrative expenses increased $792,000 (34.4%). Accounting for internal acquisition costs in accordance with EITF 97-11, the addition of personnel at the Company's headquarters in 1997, the costs of district managers, increased travel and higher professional fees accounted for the majority of this increase.
For the nine months ended September 30, 1998 and 1997, the Company recognized expenses related to its internal acquisitions department of $418,000 and $180,000, respectively, and capitalized internal acquisition costs of $284,000 and $255,000, respectively.

The Company has incurred $212,000 of expenses in its evaluation of strategic alternatives. See Note 8 to Consolidated Financial
Statements for additional information.

In anticipation of a potential debt offering, the Company entered into from March 13, 1998 through July 1, 1998 several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. Due to the exploration of strategic alternatives and the uncertainty created by overall market conditions, management determined that a debt offering in the near term was not probable and the Company discontinued accounting for these transactions as a hedge. Accordingly, a loss of $5,464,000 was recorded in the third quarter of 1998. The hedging transactions were closed out on October 2, 1998.

Interest expense increased $2,934,000 (52.4%) due to (a) the increase in borrowings under the Company's revolving line of credit and (b) the effect of the issuance of the Senior Notes in 1997.

Results of Operations: Nine months ended September 30, 1998 compared to nine months ended September 30, 1997 (continued)

Depreciation increased $2,912,000 (42.7%) due to the increased investment in storage stores.

Amortization decreased $206,000 (44.1%) due to lower costs of the new revolving line credit entered into during January 1998.

Net income decreased $2,298,000 (15.7%) as a result of the factors noted above. Basic net income per share decreased $.35 (31.0%) and diluted net income per share decreased $.35 (31.3%) due to the lower net income and the effect of the offerings of Common Shares in October 1997 and April 1998.

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

Funds from Operations is determined as follows (amounts in thousands, except for share and unit amounts):

                                                                           1998        1997
Three Months Ended September 30,:
  Net income before minority interest      $ 1,027     $ 5,387
  Depreciation of revenue-producing
    assets                                   3,468       2,462
  Strategic evaluation costs                   212           -
  Hedging loss                               5,464           -
  Company?s share of joint ventures?
    depreciation                                 4           4
  Funds from Operations                    $10,175     $ 7,853
  Weighted-average number of Common
    Shares and Units:
 Basic                                  17,244,182  13,772,459
 Diluted                                17,326,021  13,916,385

Funds from Operations (continued)
                                              1998        1997
Nine Months Ended September 30,:
  Net income before minority interest      $13,198     $15,615
  Depreciation of revenue-producing
    assets                                   9,649       6,747
  Strategic evaluation costs                   212           -
  Hedging loss                               5,464           -
  Company?s share of joint ventures?
    depreciation                                12          12
  Funds from Operations                    $28,535     $22,374
  Weighted-average number of Common
    Shares and Units:
 Basic                                  16,923,977  13,762,612
 Diluted                                17,027,113  13,896,844

The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

FFO increased $2,322,000 (29.6%) for the three months ended September 30, 1998 over the three months ended September 30, 1997 due (a) to the acquisition of stores in 1998 and 1997 and the effect of the issuance of 4,140,000 Common Shares in October and November 1997 and (b) the increased results from those stores owned for all of the three months ended September 30, 1998 and 1997. Net operating income, defined as revenues less direct property operating expenses and real estate taxes, increased on a same store basis by $345,000 or 3.2%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

FFO increased $6,161,000 (27.5%) for the nine months ended September 30, 1998 over the nine months ended September 30, 1997 due (a) to the acquisition of stores in 1998 and 1997 and the effect of the issuance of 4,140,000 Common Shares in October and November 1997 and (b) the increased results from those stores owned for all of the nine months ended September 30, 1998 and 1997. Net operating income, defined as revenues less direct property operating expenses and real estate taxes, increased on a same store basis by $848,000 or 3.3%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

Dispositions and Exchanges

Management constantly reviews the stores comprising the Company's portfolio and may dispose of any of the stores in the future. Any decision to dispose of a particular store would be based on a number of factors, including, but not limited to, (a) the strategic fit with the rest of the Company's portfolio, (b) the potential to continue to increase cash flow and value in the particular market, at the current market value and (d) alternate uses of capital.

The Company has entered into a contract for the disposition of a store in Atlanta, GA. Management expects to complete the disposition during the first quarter of 1999. The disposition will be closed through an intermediary to allow the Company to complete a three-party like-kind exchange.

The Company may dispose of stores for cash or other consideration or may exchange them with other self-storage operators, including other publicly-held self-storage REITs.

Liquidity and Capital Resources

Mortgages and Notes Payable

The Company's formal policy on the incurrence of debt is to limit Company debt (including the indebtedness of joint ventures) to 50% of total market capitalization, which is defined as the market value of the issued and outstanding Common Shares (including Units exchangeable for Common Shares) plus Company debt. At September 30, 1998 and December 31, 1997, the Company's debt-to-total market capitalization was 32.0% and 19.8%, respectively. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

The Company had outstanding borrowings of $183,470,000 at September 30, 1998. This indebtedness consists of (a) $100,000,000 of Senior Notes and (b) $83,470,000 on the Company?s revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional stores. The revolving line of credit expires in January 2001 and bears interest at a floating rate of LIBOR plus 1.10% (6.725% at September 30, 1998). During the second quarter of 1998, the interest rate on the revolving line of credit decreased from LIBOR plus 1.20% to LIBOR plus 1.10% based on the Company receiving ratings from two major rating agencies.

At September 30, 1998, the Company has joint and several liability but does not guarantee the $5,141,000 indebtedness of a joint venture in New Orleans, LA in which it has a 15% interest. On June 15, 1998, the joint venture obtained a new mortgage loan of $5,150,000 to replace the former mortgage loan, which had a balance of $3,879,000. The additional proceeds from the new mortgage loan are to be used to complete improvements at the store.

In 1996, the Company acquired a 25% interest in a joint venture that is operating a self-storage store in Kansas City, MO that was constructed in 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,046,000. The balance outstanding under this construction loan as of September 30, 1998 was $1,954,000.

Proposed Securities Offering

The Company and the Operating Partnership have filed a shelf registration statement on Form S-3 for the issuance of $150 million in equity securities (either Common Shares or preferred shares) by the Company and/or debt securities by the Operating Partnership. The shelf registration statement was not made effective in consideration of the strategic alternative evaluation.

In anticipation of a potential debt offering, the Operating
Partnership sought a rating from Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"). During the second quarter of 1998, the Operating Partnership received a rating of "BBB-" from S&P and a rating of "Baa3" from Moody's.

In anticipation of a potential debt offering, the Company has entered into several hedging transactions (the sale of Treasury securities) with the objective of reducing its exposure to changes in interest rates. Due to the exploration of strategic alternatives and the uncertainty created by overall market conditions, management determined that a debt offering in the near term was not probable and the Company discontinued accounting for these transactions as a hedge. Accordingly, a loss of $5,464,000 was recorded in the third quarter of 1998. The hedging transactions were closed out on October 2, 1998.

Liquidity

The expansion of existing stores, the acquisition, conversion and development of additional self-storage stores and the repayment of indebtedness, including the Senior Notes and any amounts outstanding on the revolving line of credit, represent the Company's principal liquidity requirements.

The Company expects to meet its short-term liquidity requirements by (a) net cash provided by operating activities, (b) any portion of net cash flow not distributed currently and at borrowings under the revolving line of credit.

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

Capital Expenditures

During the three months ended September 30, 1998, the Company spent: (a) $1,321,000 on new facilities under development or conversion, (b) $719,000 for expansions of existing stores and climate-controlled conversions, at $99,000 for equipment used by home office and regional management and (d) $1,342,000 on other capital expenditures. During the nine months ended September 30, 1998, the Company spent: (a) $5,917,000 on new facilities under development or conversion, (b) $2,568,000 for expansions of existing stores and climate-controlled conversions, at $357,000 for equipment used by home office and regional management and (d) $4,212,000 on other capital expenditures.

For the remaining three months of 1998, the Company expects to spend (a) $1,725,000 on new facilities currently under development or conversion, (b) $2,128,000 for expansions and climate-controlled conversions and at $984,000 on other capital expenditures. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report comprehensive income and its components in its financial statements. The Company will implement FASB 130 during the year ended December 31, 1998. The impact of FASB 130 on the Company's financial statements is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which is effective for financial statements for periods beginning after December 15, 1997. At the time of implementation, the Company will be required to report additional information (both financial and descriptive) about operating segments in annual and interim reports. As FASB 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with FASB 131 until the 1998 Annual Report, at which time it will restate prior years' segment disclosures to conform to the FASB 131 segment presentations. In the Company's first quarter 1999 report and in subsequent quarters, the Company will present the interim disclosures required by FASB 131 for both 1999 and 1998.

New Accounting Pronouncements (continued)

In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"("SOP 98-1"), which is effective for financial statements for periods beginning after December 15, 1998. SOP 98-1 sets guidelines for the capitalization of costs related to internal-use software. The Company has adopted SOP 98-1 during the year ending December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue Number 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). Internal pre-acquisition costs (e.g. costs of an internal acquisitions departments) associated with the acquisition of a fully developed self-storage store should be expensed as incurred. Internal costs incurred for non-operating stores being developed or converted can be capitalized in specified circumstances. The Company has adopted the accounting guidance for acquisitions of operating self-storage stores. For the three months ended September 30, 1998 and 1997, the Company recognized expenses from its internal acquisition department of $165,000 and $68,000, respectively, and capitalized internal acquisition costs of $0 and $109,000, respectively. For the nine months ended September 30, 1998 and 1997, the Company recognized expenses from its internal acquisition department of $418,000 and $180,000, respectively, and capitalized internal acquisition costs of $284,000 and $255,000, respectively.

In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities"("SOP 98-5"), which is effective for financial statements for periods beginning after December 15, 1998. SOP 98-5 requires that all costs of start-up activities be expensed as incurred. The Company will adopt SOP 98-5 during the year ending December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the financial statements of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"), which is effective for fiscal
years beginning after June 15, 1999.   FASB 133 establishes
accounting and financial reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as "derivatives"), and for hedging activities. FASB 133 requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt FASB 133 during the year ending December 31, 1999. The adoption of FASB 133 is not expected to have a material impact on the financial statements of the Company.

Information Systems and Year 2000 Compliance

Overview:

The Company uses individual computers at each store for the management of the facilities and a network of computers at the home office for centralized management and accounting functions. The company's management information systems ("MIS") department is responsible for the maintenance of the Company's computer hardware and software.

Phase I-Assessing the Company's Readiness and Phase II-Determining Cost of Achieving Readiness:

The Company's accounting system is not fully Year 2000 compliant.
The Company has received a software update from the third-party vendor (at no cost to the Company) and will install the updated software during November 1998.

The Company's property management software is not fully Year 2000 compliant. The Company is experiencing problems related to the non-compliance, but they are minor and are overcome by the use of a 4-digit date (which is accepted by the software) instead of using a 2-digit date. The Company expects to receive a software update from the third-party vendor (at no cost to the Company) in December 1999 and will install the updated software at each store during the first quarter of 1999.

The software that controls the operation of the gates at the Company's stores is Year 2000 compliant.

The inventory of hardware is currently in progress and is expected to be completed during the fourth quarter of 1998.

The Company has plans for the replacement of non-compliant hardware in place.

The Company uses a local bank for its normal banking services.
Based on discussions with local bank, they are working on making the necessary modifications to their systems to be Year 2000 compliant by the end of 1998.

The Company uses a national truck rental company for the scheduling of equipment to be rented at the Company's stores and for the purchasing of boxes and packaging supplies. Based on discussion with the national truck rental company, their systems are represented to be Year 2000 compliant.

The Company uses a local company for the processing of payroll and other company benefits. Based on discussion with the local company, they are working on making the necessary modifications to their systems to be Year 2000 compliant by the end of 1998.

Phase III-Assessing Risks to the Company of Non-Compliance:

Based on these factors, management believes that the Company will not incur significant costs in order that all computer systems to be Year 2000 compliant and that the impact of any systems that are not Year 2000 compliant will not have a material adverse effect on the Company's financial condition and results of operations. Such beliefs are based on our analysis of the risks to the Company related to the items discussed above and discussions with our third-party vendors. However, there are no guarantees that the work to be performed by third-party vendors or the local bank will be completed on a timely basis and would not have an adverse effect on the Company's systems.

The failure of the property management software at an individual store will have a minimal effect on the Company's financial condition. While certain of the reports in the property management software are not Year 2000 compliant, it can be remediated by the action of the MIS department at the home office.

The property management software will operate when 4-digit dates are entered. The individual stores can be operated without the computers and the property management software for a short period of time.

The failure of the Company's accounting system software is not expected as the Company has received the software update.

The loss of utilities (primarily electricity) to the Company's stores could lead to the loss of revenues for those customers who rent climate-controlled space.

Phase IV - Contingency Plans

The Company has "workaround" plans for the property management system with respect to the reports that are not Year 2000 compliant through use of 4-digit dates.

The contingency plan if the software that controls the gate at the Company's stores fails, is to reset the time in the software as though it was the year 1972.

Part II

                       OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a.)    Exhibits

27 Financial Data Schedules for the three months and nine months ended September 30, 1998.

(b.)    Reports on Form 8-K

A report on Form 8-K dated June 15, 1998, as amended by a report on Form 8-K/A, dated August 14, 1998, was filed to report that Storage Trust Properties, L.P. completed the acquisition of 16 self-storage stores during the period from March 30, 1998 to June 30, 1998. Historical
Summaries of Combined Gross Revenue and Direct Operating
Expenses for the year ended December 31, 1997 were filed with the Form 8-K/A for 15 of the 16 stores acquired.
In addition, an unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1997 and an unaudited Pro Forma Combined Statement of Operations for the six months ended June 30, 1998 were presented.

A report on Form 8-K dated November 12, 1998 was filed to report that the Company and Public Storage, Inc.
entered into an Agreement and Plan of Merger.  See Note
8 to the Consolidated Financial Statements for additional information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   STORAGE TRUST REALTY


  November 13, 1998                     /s/ Michael G. Burnam
      (Date)                              Michael G. Burnam
                                           Chief Executive Officer

  November 13, 1998                     /s/ Stephen M. Dulle
      (Date)                              Stephen M. Dulle
                                           Chief Financial Officer