Form 10-K/A
period 1997-12-31
STORAGE TRUST REALTY
filed 1998-12-21
CIK 928735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-K/A
                             (Amendment No. 1)
(Mark One)
 [ x ] Annual report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                            OR
 [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from         to
Commission File Number 1-13462

                            STORAGE TRUST REALTY
           (Exact name of registrant as specified in its charter)

             Maryland                                  43-1689825
    (State or other jurisdiction                       (I.R.S. employer
  of incorporation or organization)                    identification no.)

                           2407 Rangeline Street
                          Columbia, Missouri 65202
           (Address of principal executive offices and zip code)
                               (573) 499-4799
            (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                 Name of each exchange  on which registered
-------------------                 -------------------------------------------
Common Shares of Beneficial                     New York Stock Exchange
Interest, $.01 par value (the
 "Common Shares")

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____________

As of March 6, 1998, the aggregate market value of the 15,234,962 Common Shares held by non-affiliates of the registrant was approximately $380.9 million, based on the closing price ($25.00) on The New York Stock Exchange composite tape on such date.

As of March 6, 1998, there were 15,447,193 Common Shares outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1997 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting held on May 12, 1998 are incorporated by reference into Part III.

                             Table of Contents


Item 1A   Policies and Objectives With Respect to Certain Activities...........
Item 6.   Selected Financial Data..............................................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................




* Note: The purpose of this Amendment No. 1 is to include and revise the information required by Items 1A, 6 and 7 of Storage Trust Realty's Form 10-K for the fiscal years ended December 31, 1997.

                                   PART I

Item 1A. Policies and Objectives with Respect to Certain Matters

       The following is a discussion of the policies of Storage Trust Realty (the "Company") with respect to investments, dispositions, financings, conflicts of interest and certain other activities. These policies have been determined by the Board of Trustees of the Company and, although there is no present intention to do so, these policies may be amended or revised from time to time at the discretion of the Board of Trustees without a vote of the Company's shareholders, except that the Company cannot change its policy of seeking to maintain its qualification as a real estate investment trust (a "REIT") nor can it enter into extraordinary transactions (such as a merger or the sale of all or substantially all of its assets) without the approval of shareholders. No assurance can be given that the Company's objectives will be obtained or that the value of the Company will not decrease.

Investment Policies

       Investments in Real Estate or Interests in Real Estate. The Company conducts all of its investment activities through Storage Trust Properties, L.P. (the "Operating Partnership"). The Company's investment objective is to provide quarterly cash distributions and achieve long-term appreciation through increases in cash flows and the value of the facilities. The Company intends to pursue these objectives by continuing to acquire and develop self-storage facilities with cash flow growth potential. Additionally, the Company intends to rehabilitate and upgrade the facilities and any newly acquired self-storage facilities as needed. The Company also intends to develop self-storage facilities for long-term ownership.

       The Company intends to pursue its investment objectives through the direct and indirect ownership of facilities and the ownership of interests in other entities. The Company intends to focus on facilities in the Southern, Mid- Atlantic, Midwestern and Western regions of the United States where the Company currently has operations. However, future investments, including the activities described below, will not be limited to any geographic area or to a specified percentage of the Company's assets. All of the facilities owned by the Company are managed directly by the Company.

       The Company also may participate with other entities in property ownership though joint ventures or other types of co-ownership. The Company views joint venture investments as an opportunity to evaluate potential acquisition targets or to provide entry into attractive new markets. Storage Realty Management Co. (the "Management Company") may also pursue management contracts relating to self-storage facilities with unaffiliated third parties pursuant to a similar philosophy. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring interests in facilities. Any such financing or indebtedness will have priority over the Company's equity interest in such facility.

       Investments in Real Estate Mortgages. While the Company has emphasized equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests related to self-storage facilities consistent with its qualification as a REIT. The Company may make such an investment in connection with the construction or development of self-storage facilities by third parties. The Company may invest in equity participating first mortgages or junior mortgages or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject facility. Such mortgages are similar to equity participation. The Company may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of facilities from time to time.

       Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. While the Company does not have any current intention of acquiring any interests other than direct equity ownership in self-storage facilities and, other than its interest in the Management Company, subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

       The Company intends to make investments in such a way that will not be treated as an investment company under the Investment Company Act of 1940, as amended.

Disposition and Exchange Policies

       Management constantly reviews the facilities comprising the Company's portfolio and may dispose of any of the facilities in the future. Any decision to dispose of a particular facility would be based on a number of factors including, but not limited to, (a) the strategic fit with the rest of the Company's portfolio, (b) the potential to continue to increase cash flow and value in the particular market, (c) the current market value and (d) alternate uses of capital. The Company may dispose of facilities for cash or other consideration or may exchange facilities with other entities, including other publicly-held self-storage REITs. In addition, the potentially adverse tax consequences of the disposition of certain facilities may influence the decision of certain executive officers and Trustees of the Company who hold ownership interests in the Operating Partnership ("Units"), directly or indirectly, as to the desirability of a sale.

       Any decision to dispose of a facility requires approval by a majority of the Board of Trustees.

Financing Policies

       The Board of Trustees of the Company currently has a policy of limiting Company Debt to less than 50% of the Company's Total Market Capitalization. This ratio, which is based in part upon the market value of the Common Shares, and, accordingly, will fluctuate with changes in the price of Common Shares (and the issuance of additional shares of beneficial interest, or other forms of capital, if any), differs from the debt-to-book- capitalization ratio, which is based upon book values. As the debt-to-book-capitalization ratio may not reflect the current income potential of a company's assets and operating business, the Company believes that this ratio provides a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company, however, may from time to time re-evaluate and modify its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of facilities, growth and acquisition opportunities and other factors and may increase or decrease these ratios accordingly. The Declaration of Trust of the Company does not impose a limit on the ratio of Company Debt to Total Market Capitalization and consequently if the Board of Trustees of the Company chose to do so at a later date, the Company could become more leveraged.

       Company Debt may consist of a combination of property level debt and corporate level debt at the Operating Partnership or Company level and also consists of obligations relating to joint venture indebtedness (including guarantees of such indebtedness). Financing may consist of floating and/or fixed rate debt. Company Debt consists of both fixed and floating rate debt. To the extent that the Board of Trustees of the Company desires to obtain additional capital, the Company may raise such capital through additional public and private equity offerings, debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods.

       To the extent that the Board of Trustees determines to obtain additional debt financing, the Company may do so through mortgages on its facilities in a manner consistent with its financing policies. These mortgages may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

       The Company's revolving line of credit is available to fund development activities, property acquisitions and for general corporate purposes. The Company may also determine to issue securities senior to Common Shares, including preferred shares of beneficial interest and debt securities (either of which may be convertible into Common Shares or may be accompanied by warrants to purchase Common Shares). The Company may also finance acquisitions through the exchange of facilities or through the issuance of Units, Common Shares or other securities.

       The proceeds from any borrowings by the Company may be used to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new facilities.

Conflict of Interest Policies

       The Company has adopted certain policies and has entered into non-competition agreements with certain Trustees and officers designed to eliminate or minimize potential conflicts of interest, as described below. A majority of the independent Trustees must approve the terms of any transactions between the Company and any member of the Burnam family. In addition, the Trustees and officers of the Company are subject to certain provisions of Maryland law designed to minimize the effects of potential conflicts of interest. However, there can be no assurance that these policies always will be successful in eliminating the influences of such conflicts, and if they are not successful, decisions could be made that might fail to reflect the interests of all shareholders.

       Officers and Trustees of the Company. Messrs. Michael and Crismon Burnam and Stephen Dulle have each entered into a non-competition agreement with the Company which requires each of them to devote their full business time to the Company. The non-competition agreements entered into by Messrs. Michael and Crismon Burnam and Stephen Dulle (i) prohibit each of them from, directly or indirectly, owning, acquiring, operating or developing any self-storage facilities other than on behalf of the Company during the period each of them is an officer or Trustee of the Company and for a period of two years thereafter, unless their termination is not voluntary, and (ii) prohibit each of them from actively engaging in property management, development or leasing of other real estate facilities, during the period of one year after his termination as an officer or Trustee of the Company, unless such termination is voluntary. Mr. Gordon Burnam has also entered into a non-competition agreement with the Company which requires him to devote at least one-half of his business time to the Company and prohibits him from, directly or indirectly, owning, acquiring, operating or developing any self-storage facilities other than on behalf of the Company during the period he is an officer or Trustee of the Company and for a period of two years thereafter, unless his termination is not voluntary.

       Restrictions on Transactions with Interested Parties. Maryland law may subject each Trustee and each officer to restrictions on misappropriation of Company opportunities. However, under the Declaration of Trust a transaction effected by the Company or any entity controlled by the Company in which a Trustee or an officer or certain related persons and entities of the Trustees has an interest or a material financial interest is not void and may not be enjoined or set aside solely because of such interest if (i) the transaction is approved or ratified, after disclosure to or knowledge of the Trustees or shareholders, as applicable, regarding the interest, by the affirmative vote of a majority of the Trustees who do not have an interest in the transaction or by the affirmative vote of a majority of the votes cast by disinterested shareholders, or (ii) the transaction is fair and reasonable to the Company; provided, however, that the Trust shall not enter into a transaction with any member of the Burnam family or their affiliates without the approval of a majority of the independent Trustees. Additionally, the Declaration of Trust provides that the independent Trustees may pursue business opportunities which the Company may have an interest in pursuing and need not present such opportunities to the Company.

       Majority of Independent Trustees. The Declaration of Trust of the Company requires that a majority of the Board of Trustees of the Company be comprised of individuals not affiliated with any member of the Burnam family or any officers or employees of the Company. Decisions regarding the enforcement of certain of the agreements relating to the formation transactions of the Company are reserved for the independent Trustees.

Policies with Respect to Other Activities

       The Company may (subject to the limitations described herein), but does not presently intend to, make investments other than as previously described. All investments will be primarily related to self-storage facilities and the ownership, management, leasing and development thereof. The Company has the authority to offer its shares of beneficial interest or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. The Company may issue Common Shares to holders of Units upon exercise of their exchange rights. The Company may in the future make loans or capital contributions to joint ventures in which it participates in order to meet working capital needs. In addition, the Company does not have any present intention of making loans to any of its officers or Trustees. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and does not intend to do so.

       The Company intends to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT unless, because of changing circumstances or changes in the Code (or in Treasury Regulations), the Board of Trustees of the Company, with the consent of a majority of the shareholders approving the Board's determination, determines that it is no longer in the best interests of the Company to qualify as a REIT.

                                  PART II

Item 6. Selected Financial Data

(amounts in thousands, except for share and property information 1/


                                           1997             1996            1995             1994             1993
                                           ----             ----            ----             ----             ----
Operating Data:
  Total Revenues                        $ 59,706         $ 43,442        $ 23,839         $  8,033         $  5,443
  Total Expenses                        $ 38,036         $ 26,555        $ 13,811         $  5,769         $  4,721
  Net Income before minority            $ 21,670         $ 16,887        $ 10,028         $  2,264         $    722
        interest
  Minority Interest                     $ (1,293)        $ (1,091)       $   (471)        $ (1,234)        $     --
  Net Income                            $ 20,377         $ 15,796        $  9,557         $  1,030         $    722
  Per share data:
       Net income-basic 2/              $   1.52         $   1.46        $   1.30         $   0.18 3/      $     --

       Net income-diluted 2/            $   1.51         $   1.46        $   1.30         $   0.18 3/      $     --

       Dividends declared               $ 1.7650         $ 1.6650        $ 1.5725         $ 1.3830 3/      $     --


Other Data:
   EBITDA 4/                            $ 39,318         $ 27,642        $ 15,468         $  1,383 3/      $     --

   FFO 5/                               $ 30,973         $ 22,937        $ 13,204         $  1,348 3/      $     --


Balance Sheet Data:
   Investment in storage facilities,    $404,966         $314,319        $194,216         $101,077         $ 26,763
       before depreciation
   Total assets                         $400,295         $308,725        $194,655         $104,965         $ 22,511
   Mortgages and notes payable          $100,000         $ 63,225        $ 39,285         $  8,766         $ 24,532
   Total liabilities                    $111,786         $ 76,559        $ 47,779         $ 13,229         $ 24,899
   Minority interest                    $ 15,905         $ 16,470        $  7,837         $  4,313         $     --
   Shareholders' equity (deficit)       $272,604         $215,696        $139,039         $ 87,423         $ (2,388)

Property Information:
   Wholly-owned facilities              187              165             121              74               21
   Net rentable square feet             9,894,000        8,491,000       5,709,000        3,182,000        1,010,000
   Average rent per square foot         $ 7.54           $ 6.99          $ 6.61           $  6.20          $ 5.51


---------------------------
1/ This table sets forth selected financial data on a historic basis for the consolidated financial statements of Storage Trust Realty and its subsidiaries and the combined financial statements of Burnam Holding Companies Co. and certain of its affiliates (the "Predecessor Company"). Prior to November 16, 1994, this data is taken from the combined financial statements of the Predecessor Company. Thereafter, the data is taken from the consolidated financial statements of the Company.

2/ The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128"). For further discussion of earnings per share and the impact of FASB 128, see the notes to the consolidated financial statements.

3/ Per share amounts, EDITDA (defined in footnote 4) and FFO (defined in footnote 5) for 1994 are for the period from November 16, 1994 (closing of the initial public offering of the Company (the "IPO")) to December 31, 1994.

4/ EBITDA means operating income before minority interest, mortgage and other interest expense, income taxes, depreciation and amortization. The Company has included EDITDA herein because, along with cash flows from operating activities, financing activities and investing activities, it provides operating information relevant to the Company's ability to incur and service debt and to make capital expenditures. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance, and is not necessarily indicative of cash available to fund all cash needs. EBITDA is not comparable to similarly entitled items reported by other REITs that to do not define it exactly as the Company does.

5/ Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) before minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, provision for losses and real estate related depreciation and amortization
       (excluding amortization of financing costs). Effective in 1996, the definition of FFO was modified by NAREIT to exclude the add-back of the amortization of deferred financing fees and depreciation of non real estate assets. The Company has adopted this new definition. Amounts for prior years have been revised to conform to the new definition. The Company believes that FFO is helpful to investors as a measure of the operations of an equity REIT because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussions of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Company's financial statements and notes appearing or incorporated by reference elsewhere herein.

       The Company was formed as a Maryland REIT on July 12, 1994 to continue the self-storage business of the Predecessor Company in owning, operating and managing self-storage facilities. The Company and its subsidiaries commenced operations effective with the completion of the IPO on November 16, 1994. As of December 31, 1997, the Company owned 187 self-storage facilities in 16 states and owns an interest in two joint ventures that owned two self-storage facilities.

       Substantially all of the Company's assets and interests in self-storage facilities are held by, and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of, and thereby controls the operations of, the Operating Partnership, holding a 94.74% ownership interest therein as of December 31, 1997. The remaining Units are held by certain owners of the Predecessor Company, including BHC, and certain former owners of assets acquired by the Operating Partnership subsequent to the IPO.

       The Management Company manages self-storage facilities owned by unrelated third parties and conducts other business, such as the sale of locks, the processing of customer property insurance and the rental of trucks, at various facilities. At December 31, 1997, fourteen self-storage facilities were managed by the Management Company, including one of the facilities owned by a joint venture in which the Company has an ownership interest. Through its ownership of the preferred stock of the Management Company, the Operating Partnership receives substantially all of the economic benefits of the business carried on by the Management Company.

       The Company derives its revenues principally from the Operating Partnership, which is generated primarily by (i) the Operating Partnership's rental of self-storage units at its facilities, (ii) revenues (for financial reporting purposes) of the Management Company, which is non-qualifying income for purposes of the Code, and (iii) earnings from joint ventures.

       The following discussion is based on the consolidated financial statements that include, from the IPO on November 16, 1994 to December 31, 1997, the accounts of the Company, the Operating Partnership and the Management Company. Unless the context indicates otherwise, references to the Company are to Storage Trust Realty, Storage Trust Properties, L.P. and Storage Realty Management Co. on a consolidated basis.

       The statements made in this discussion that are not historical facts are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets that Storage Trust operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates:" variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future Factors include: (a) changes in general economic conditions in its target markets that could adversely affect demand for the Company's facilities,(b) changes in financial markets and interest rates that could adversely affect the Company's cost of capital and its ability to meet its financial obligations, and (c) those other factors discussed herein. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

RESULTS OF OPERATIONS

1997 Compared to 1996

       Rental income increases $15,360,000 (36.1%) in 1997 compared to 1996 as a result of the net addition of 22 facilities during 1997 and 44 facilities during 1996 ($14,662,000) and increases in the average revenue per square foot associated with those facilities owned for all of 1997 and 1996 ($698,000). The average revenue per occupied square foot for the portfolio increased 7.9% to $7.54 in 1997 from $6.99 in 1996. Occupancy for the portfolio decreased from 86% at December 31, 1996 to 83% at December 31, 1997.

       Other income increased $843,000 (124.9%) primarily from increased product sales (locks and packaging supplies) and increased commissions from rental trucks, which are rented to customers by the Management Company at many of the Company's facilities.

       Total revenues on a same store basis (106 facilities) increased

$963,000 or 3.1%. For purposes of this discussion, same store basis means the stores that were open for the entirety of the fiscal periods presented. Revenues on a same store basis include rental income, administrative fees, late fees, product sales (locks and packaging supplies), commissions from rental trucks and other income. On a same store basis, average revenue per occupied square foot increased 2.8% to $7.35 in 1997 from $7.15 in 1996, while occupancy decreased from 85% at December 31, 1996 to 83% at December 31, 1997.

       Property operating expenses increased $2,391,000 (25.1%) as a result of the acquisitions in 1996 and 1997 ($2,560,000), net of decreases at those facilities owned for all of 1996 and 1997. Property operating expenses decreased on a same store basis by $169,000 or 2.5%, reflecting lower property insurance costs, reduced advertising expenses and lower telephone and data transfer costs. These decreases were partially offset by
(a) additional payroll costs at the facilities, due to higher base pay, incentive compensation and amounts earned from product sales and truck rental activity, and (b) higher repairs and maintenance.

       Real estate taxes increases $1,594,000 (43.0%) as a result of acquisitions in 1996 and 1997 ($1,493,000) and increases at those facilities owned for all of 1996 and 1997. Real estate taxes on a same store basis increased by $101,000 or 4.0%, reflecting higher tax assessments and higher tax rates on those facilities.

       General and administrative expenses increased $603,000 (23.7%) due to the expansion of the operations of the Company. The addition of personnel at the Company's headquarters and the addition of district managers in October 1997 to handle this growth, increased travel costs and higher professional fees accounted for the majority of this increase.

       Interest expense increased $3,456,000 (82.5%) due to the increase in borrowings primarily to fund the acquisition of self-storage facilities. The Company funded $100,000,000 of Senior Notes in January and April 1997 and raised $59,680,000 from the private sale of 2,530,000 Common Shares in October and November 1997 to reduce amounts outstanding on the Company's revolving line of credit.

       Depreciation increased $3,275,000 (53.7%) due to the increased investment in self-storage facilities.

       Amortization of deferred financing costs increased $162,000 (35.0%) in 1997 due to the amortization of the costs of the Senior Notes.

       Net income increased $4,495,000 (28.5%) and net income per share increased $.06 (4.1%) as a result of the factors noted above.

1996 Compared to 1995

       Rental income increased $19,583,000 (82.2%) in 1996 compared to 1995 as a results of the net addition of 47 facilities during 1995 and 44 facilities during 1996 ($18,009,000) and increases in the average revenue per occupied square foot and occupancy levels associated with those facilities owned for all of 1996 and 1995. Average annualized revenue per occupied square foot for the portfolio increased 5.7% to $6.99 in 1996 from $6.61 in 1995, while occupancy increased to 86% as of December 31, 1996 compared to 81% as of December 31, 1995.

       Revenues on a same store basis (72 facilities) increased $1,574,000 or 9.0%. Revenues on a same store basis include rental income, administrative fees, late fees and other income. On a same store basis, average revenue per occupied square foot increased 6.2% to $7.06 in 1996 from $6.65 in 1995, while occupancy increased from 81% at December 31, 1995 to 84% at December 31, 1996.

       Management income and equity in earnings in joint ventures decreased a combined $189,000 (41.4%) in 1996 due to the Company's acquisition of its partners' interests in five facilities previously held in joint ventures with such partners, which resulted in the Company owning 100% of these facilities. Prior to the acquisition, the Operating Partnership managed these five facilities for the respective joint ventures.

       Property operating expenses increased $4,621,000 (93.9%) as a result of acquisitions in 1996 and 1995 ($4,026,000) and increases at those facilities owned for all of 1996 and 1995. Property operating expenses on a same store basis increased $595,000 or 16.5% in 1996, reflecting (a) additional payroll costs at the facilities, due to higher base pay and incentive compensation, (b) additional costs for regional managers, due to more regions, (c) higher training costs, and (d) increased advertising and marketing efforts.

       Real estate taxes increased $1,832,000 (97.6%) as a result of acquisitions in 1996 and 1995 ($1,766,000) and increases at those facilities owned for all of 1996 and 1995. Real estate taxes on a same store basis increased $66,000 or 4.8% in 1996, reflecting higher tax assessments and increased tax rates.

       General and administrative expenses increased $976,000 (62.0%) due to the rapid expansion of the Company. The addition of personnel at the Company's headquarters to handle this growth, as well as additional state and local taxes and professional fees accounted for the majority of this increase.

         Interest expense increased $2,856,000 (214.1%) due to the increase in borrowings under the Company's line of credit primarily to fund the acquisition of self-storage facilities.

         Depreciation increased $2,934,000 (92.6%) due to the increased investment in self-storage facilities.

         Amortization of deferred financing costs decreased $475,000 (50.6%) in 1996. In 1995, the Company wrote-off $518,000 of deferred financing costs due to the replacement of the Company's line of credit.

         Net income increased $6,239,000 (65.3%) and net income per share increased $.16 (12.3%) as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Funds from Operations

         The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs.

         FFO is defined by NAREIT as income (loss) before the minority interest of holders of Units in the Operating Partnership and the common stock of the Management Company (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, provision for losses, and real estate related depreciation and amortization

(excluding amortization of financing costs). Effective in 1996, the definition of FFO was modified by NAREIT to exclude the add-back of amortization of deferred financing fees and depreciation of non real estate assets. The Company has adopted this new definition. Prior year's amounts have been revised to conform to the new definition.

         Funds from Operations is determined as follows (amounts in thousands):

                                                              1997                1996              1995
                                                              ----                ----              ----
Net income before minority interest                         $21,670              $16,887          $10,028

Depreciation of revenue-producing assets                      9,287                6,028            3,135

Company's share of joint ventures' depreciation                  16                   22               41
                                                            -------              -------          -------
Funds from Operations                                       $30,973              $22,937          $13,204
                                                             ======               ======           ======

         The weighted average number of Common Shares and Units for the years ended December 31, 1997, 1996 and 1995 were 14,238,157, 11,488,213 and 7,674,092, respectively.

         The Company includes Units in these amounts as Units can be exchanged for Common Shares of the Company on a one-for-one basis or redeemed in cash at the Company's option.

         FFO increased $8,036,000 (35.0%) in 1997 over 1996 due to the acquisition of facilities in 1997 and 1996 and the increased results from those facilities owned for all of 1996 and 1997. Net operating income, defined as revenues less property operating expenses and real estate taxes, increased on a same store basis by $1,031,000 or 4.8%. These increases were partially offset by increases in general and administrative expenses and interest expense, as previously discussed.

         FFO increased $9,733,000 (73.7%) in 1996 over 1995 due to the acquisition of facilities in 1996 and 1995 and the increased results from those facilities owned for all of 1996 and 1995. Net operating income, defined as revenues less property operating expenses and real estate taxes, increased on a same store basis by $913,000 or 7.3%. These increases were offset by increases in general and administrative expenses and interest expense, as previously discussed.

         FFO increased $3,480,000 (11.2%) for the pro forma year 1997 as compared to the actual results for this time period due primarily to the effect of the offering of 2,530,000 Common Shares assumed to have occurred on January 1, 1997. This increase was offset by the operations of seven facilities acquired in 1997 were in their initial lease-up period.

Mortgages and Notes Payable

         The Company's formal policy on the incurrence of debt is to limit Company debt (including the indebtedness of joint ventures) to 50% of total market capitalization, which is defined as the market value of the issued and outstanding Common Shares (including Units exchangeable for Common Shares) plus Company debt. At December 31, 1997 and 1996, the Company's debt-to-total market capitalization was 19.8% and 15.4%, respectively. The Company does not believe that this limit will restrict its operations or have a material adverse effect on its financial condition or results of operations, although there can be no assurance that it will not do so in the future. The Board of Trustees can change the policy at any time in light of then current economic conditions and other relevant factors.

         At December 31, 1997, the Company had outstanding borrowings of $100,000,000 from the Senior Notes (see description below). There were no outstanding borrowings on the Company's revolving line of credit. The revolving line of credit may be used to fund the acquisition, development or conversion of additional facilities. The previous revolving line of credit, with a total commitment of $100 million, expired on January 25, 1998 and bore interest at a floating rate of LIBOR plus 1.375%. The Company has entered into a new revolving line of credit that commenced on January 25, 1998 and will expire on January 25, 2001. The total commitment on the new revolving line of credit is $150 million and will bear interest at a floating rate of LIBOR plus 1.20%

         In December 1996, the Company received commitments from various institutional investors for the private placement of $100 million of unsecured Senior Notes. The Company funded $75 million of the Senior Notes on January 22, 1997 and the remaining $25 million was funded on April 15, 1997. The fixed rate debt has two separate series - Series A Senior Notes totaling $44 million with a final maturity of seven years, an average maturity of six years and a fixed interest rate of 7.47% (125 basis points over comparable Treasuries at the date of pricing) and Series B Senior Notes totaling $56 million with a final maturity of ten years, an average maturity of eight years and a fixed interest rate of 7.66% (135 basis points over corresponding Treasuries at the time of pricing). The proceeds of the financing were utilized to repay indebtedness under the Company's revolving line of credit and to finance the acquisition of facilities.

         At December 31, 1997, the Company has joint and several liability, but does not guarantee, the $3,908,000 indebtedness of the joint venture in New Orleans, LA in which the Company has a 15% ownership interest. In 1996, the Company acquired a 25% ownership interest in a joint venture that is operating a self-storage facility in Kansas City, MO that was constructed in 1997. The Company has guaranteed 25% of the joint venture's construction loan, which is for a total of $2,054,000. The balance outstanding under this construction loan as of December 31, 1997 was $1,900,000.

Issuance of Common Shares and Units

         During October and November 1997, the Company completed an offering of 2,530,000 Common Shares at $24-11/16 per Common Share. Net of transaction discounts and offering costs, the Company received $59,680,000 from this offering. The net proceeds were used to repay indebtedness under the revolving line of credit and finance the acquisition of facilities.

         In November 1996, the Company filed a shelf registration statement covering $150,000,000 of equity securities. This registration statement has been declared effective and should permit the Company to access the equity market efficiently when it deems appropriate. The balance remaining on this shelf registration statement as of December 31, 1997 was approximately $87,541,000. However, no assurance can be given that market conditions will be favorable for such an offering.

         During 1997, the Company issued 11,372 Units valued at $294,000 due to the terms of an "earn-out agreement" on a facility acquired in 1996.

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

Liquidity

         The Company's principal liquidity requirements are (a) the expansion of existing facilities, (b) the acquisition, conversion and development of additional self-storage facilities and (c) the repayment of indebtedness, including any amounts outstanding on the revolving line of credit.

         The Company expects to meet its short-term liquidity requirements by using (a) net cash provided by operating activities and (b) borrowings under the revolving line of credit. The Company intends to meet its long-term liquidity requirements primarily through (a) borrowings under the revolving line of credit, (b) the issuance of new debt and (c) the sale of Common Shares.

         The Company believes that its future net cash flow will be adequate to meet operating requirements and provide for payment of distributions by the Company in accordance with income tax requirements relating to a REIT in the short-term and in the long-term. In order to maintain its status as a REIT, the Company will be required to make distributions to its shareholders of at least 95% of its taxable income, which is expected to consist primarily of its share of income of the Operating Partnership. Differences in timing between the recognition of taxable income and receipt of cash which would be available for distributions could require the Company to borrow to meet the 95% distribution requirement, although the Company does not currently anticipate the need to borrow as a result of any such difference in timing.

Capital Expenditures

         In 1997, the Company spent (a) $3,107,000 on new facilities under development, (b) $1,659,000 for expansions of existing facilities and climate-controlled conversions, (c) $515,000 for equipment used by home office and regional management, and (d) $2,293,000 on other capital expenditures for the facilities.

         In 1998, the Company expects to spend on the current portfolio $4,100,000 for expansions and climate-controlled conversions and $3.400,000 on other capital expenditures for the facilities. The Company believes that it can fund any necessary capital expenditures through its operations or from the revolving line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued FASB 128, which the Company was required to adopt on December 31, 1997. FASB 128 replaced the calculation of primary and fully diluted earning per Common Share with basic and diluted earnings per Common Share. Unlike primary earnings per Common Share, basis earnings per Common Share exclude any dilutive effects from options, warrants and convertible securities. Diluted earnings per Common Share is very similar to the previous fully diluted earnings per Common Share. All earnings per Common Share amounts for all periods have been presented, and where appropriate, restated to conform to FASB 128 requirements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, 'Reporting Comprehensive Income' ('FASB 130'), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report comprehensive income and its components in its financial statements. The Company will implement FASB 130 during the year ended December 31, 1998. The impact of FASB 130 on the Company's financial statements is not expected to be material.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FASB 131'), which is effective for financial statements for periods beginning after December 15, 1997. At that time, the Company will be required to report additional information (both financial and descriptive) about operating segments in annual and interim reports. The Company will implement FASB 131 during the year ended December 31, 1998, including the presentation of comparable amounts for prior periods. Management has not completed its review of FASB 131, but does not anticipate that the adoption of FASB 131 will have a significant effect on the Company's segment reporting.

INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

         The Company uses individual computers at each facility for the management of the facilities and a network of computers at the home office for centralized management and accounting functions. The Company uses software for these computers that was developed by third-party vendors and, based on the Company's knowledge of the software and discussions with the third-party vendors, only the software for the operations of the facilities is currently Year 2000 compliant. For the software that is not currently Year 2000 compliant, the vendors have stated that they will be making modifications (at no cost to the Company) during 1998 in order that their software will be Year 2000 compliant.

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

INFLATION

         Substantially all of the leases at the Company's facilities have month-to-month terms, providing the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

SEASONALITY

         The Company's revenues are expected to be higher during the latter part of the year because its facilities experience greater occupancy from May through September (due to the higher levels of residential moves during that period) and increases in rental rates, which occur throughout the year. The Company does not expect seasonality to materially affect distributions to shareholders. The Company believes that its geographic diversity, tenant mix, and rental and expense structures provide adequate protection against significant fluctuations in cash flows and net income due to seasonality.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STORAGE TRUST REALTY

                                            By:  /s/ Michael G. Burnam
                                                ---------------------------
                                                   Michael G. Burnam
                                                   Chief Executive Officer
                                                   and Trustee

Date: December 21, 1998